Form 10QSB
period 1996-04-30
AMERICAN MEDCARE CORP
filed 1996-06-14
CIK 716384

     SECURITIES AND EXCHANGE COMMISSIONSECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

     (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996


                                   __________


                          AMERICAN MEDCARE CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

             Delaware                                   59-2248411
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)


  2970 Clairmont Road, Suite 1050, Atlanta Georgia         30329
    (Address of principal executive offices)            (Zip Code)


                           404/315-0450 404/320-1080
              (Registrant's telephone number, including area code)

                                Former Address:
                4470 Chamblee Dunwoody Road, Atlanta, GA 30338



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.YES     X   NO
                     -------    -------

            41,349,299 Shares, $.001 par value as of April 30, 1996
 (Indicate the number of shares outstanding of each of the registrant's classes of common
                   stock, as of the latest practicable date)

                          AMERICAN MEDCARE CORPORATION
                                  FORM 10-QSB
                          QUARTER ENDED APRIL 30, 1996

                               TABLE OF CONTENTS



                                                                         Page
                                                                         Number

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          April 30, 1996 (unaudited) and January 31, 1996                 3

        Consolidated Statements of Operation (unaudited)                  4
          Three months ended April 30, 1996 and 1995

        Consolidated Statements of Cash Flows (unaudited)                 5
          Three months ended April 30, 1996 and 1995

        Notes to Consolidated financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial Condition       6
          and Results of Operations


                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                 8

Item 2. Changes in Securities                                             8

Item 3. Default Upon Senior Securities                                    8

Item 4. Submission of Matters to a Vote of Security Holders               8

Item 5. Other Information                                                 8

Item 6. Exhibits and Reports on Form 8-K                                  8

        Signatures                                                        9

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                      Three Months Ended
                                          April 30
                                 --------------------------
                                      1996          1995
                                 ------------  ------------
Revenue                          $    599,007  $    820,364
Cost of sales                         122,361       258,121
                                 --------------------------
Gross margin                          476,646       562,243

Expenses:
 Salaries and operating expenses      470,928       522,691
 Depreciation and amortization         16,786        26,551
                                 --------------------------
                                      487,714       549,242
                                 --------------------------

Loss from operations                  (11,068)       13,001

Interest expense                      (19,175)      (17,367)

Other income, net                         671       112,441
                                 --------------------------

Income (loss) before income taxes     (29,572)      108,075


Provision for income taxes                  0             0
                                 --------------------------

Income (loss)                    $    (29,572) $    108,075
                                 ============  ============


Earnings (loss) per share:

 Primary                         $       0.00  $       0.00
                                 ============  ============

Weighted average number of shares  41,349,299    41,349,299
                                 ============  ============

 See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       (unaudited)
                                                          April 30      January 31
                                                            1996           1996
                                                        -----------   -------------
                     ASSETS
Current Assets:
    Cash                                                $   75,013    $  249,698
    Accounts and notes receivable, net of
     allowance of $39,342 and $90,388.                     214,409       158,192
    Prepaid expenses and other current assets               30,899        32,620
                                                       -----------    ----------
Total current assets                                       320,321       440,510
                                                       -----------    ----------

    Property and equipment, net of depreciation
     of $576,045 and $570,445.                              52,394        54,372

    Other intangible assets                                 44,792        52,548

    Capitalized software development costs, net of
     accumulated amortization of $647,706 and
     $656,505.                                              24,152        19,511
                                                       -----------    ----------
Total assets                                           $   441,659    $  566,941
                                                       ===========    ==========

      LIABILITIES AND SHAREHOLDERS'  EQUITY (DEFICIT)

                                                         April 30      January 31
                                                           1996           1996
                                                       -----------    -----------
Current liabilities:
    Accounts payable                                   $   330,135    $  374,824
    Accrued expenses                                       427,796       448,627
    Deferred revenue                                       454,107       481,224
    Current portion of long-term debt                      171,122       335,542
                                                        ----------    ----------
Total current liabilities                                1,383,160     1,640,217
                                                        ----------    ----------

Long-term debt, less current portion                       697,629       544,780

Shareholders' equity
    Common Stock, $.001 par value- authorized
     50,000,000 shares; 41,577,778 shares issued and
     41,349,299 outstanding                                 41,577        41,577
    Treasury Stock                                        (100,000)     (100,000)
    Stock purchase warrant                                 500,000       500,000
    Additional paid-in capital                           1,452,747     1,445,247
    Accumulated deficit                                 (3,533,454)   (3,504,880)
                                                        ----------    ----------
Total shareholders' equity (deficit)                    (1,639,130)   (1,618,056)
                                                        ----------    ----------
Total liabilities and shareholders' equity (deficit)      $441,659      $566,941
                                                        ==========    ==========


See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                               Three Months Ended
                                                                    April 30
                                                          1996                    1995
                                                      ----------------------------------
Cash provided by (used for) operating activities
 Net income (loss)                                    $  (29,572)              $ 108,075
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Depreciation and amortization                          7,387                  17,982
    Compensatory stock options                             7,500                   7,500
    Changes in operating assets and liabilities:
      Accounts and notes receivable                      (56,217)                (48,041)
      Prepaid expenses and other current assets            1,721                   2,325
      Accounts payable and accrued expenses              (65,521)                 69,337
      Deferred revenue                                   (27,117)                (60,903)
                                                      ----------------------------------
                                                        (161,819)                 96,275
                                                      ----------------------------------

Cash provided by (used for) investing activities
  Property and equipment expenditures                     (3,623)                (11,977)
  Purchases of intangible assets                           7,756                  19,682
  Expenditures for software development costs             (5,952)                      0
                                                      ----------------------------------
                                                          (1,819)                  7,705
                                                      ----------------------------------

Cash provided by (used for) financing activities
  Proceeds from issuance long term debt                        0                  94,500
  Repayment of note payable                                    0                 (73,028)
  Treasury stock                                               0                (100,000)
  Principal payments on long term debt                   (11,047)                 (8,850)
                                                      ----------------------------------
                                                         (11,047)                (87,378)
                                                      ----------------------------------

Net increase (decrease) in cash                         (174,685)                 16,602

Beginning, cash and cash equivalents                     249,698                   4,684
                                                      ----------------------------------

Ending, cash and cash equivalents                     $   75,013               $  21,286
                                                      ==========               =========

 See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q SB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the 10-KSB filed by American Medcare Corporation for the year ended January 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS

Sales for the three months ended April 30, 1996 compared to the first quarter of the prior year decreased by $221,357, from $820,364 to $599,007. The overall sales reduction was primarily due to the Company's focus in developing balanced revenues between the primary profit centers, which reflect the restructuring done over the past fiscal year. The three key products and profit centers are the Large Systems products, the low-end suite of Small Systems products, and the electronic data interchange products and services.

The net sales for the current quarter increased from the fourth quarter of the prior fiscal year by $101,296, from $497,711 to $599,007. This quarterly increase is attributed to increased, focused marketing.

Significantly, the Large Systems division revenues increased by $10,196, from $193,790 to $203,986, an increase of 5% for the first quarter of the current year compared to the same quarter of the prior year. This division continues to provide significant revenues and margins. The division's margins increased by 6%, moving from $190,286 to $202,260, an increase of $11,974.

Small Systems division sales increased by $36,751, or 20% from $183,067 to $219,818 for the first quarter of the current year compared to the same quarter of the prior year. The Small Systems division continues to operate with strong gross margins. Over the next 12 to 18 months, the division is expected to be in a position to increase its operating margins, with growing penetration in managed care niches, particularly as the Small Systems rolls out of the Windows-based product suite.

Margins from electronic claims processing increased over the past year, moving from $79,817 to $87,196, or $7,379, an increase of 9%. Electronic data interchange services, including electronic claims and patient statements continue to increase on a monthly basis, tracking the increased integration of healthcare service providers with payors.



                                  FORM 10-Q SB

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                  (UNAUDITED)


The Company continues to use third-party vendors for hardware maintenance and installations, where possible, in the continued trend towards more efficient company operations.

Management expects future revenue growth will continue to come primarily from the Small Systems division as market demand for an easy to use, low-cost product remains strong, targeted at the significant market of smaller-sized healthcare providers. The Company considers its multiple products and service lines to be
a significant strength and competitive advantage.   Management continues to
pursue business combination opportunities that would increase revenue growth, particularly through the acquisition of user bases in niche markets.
Management no longer uses consultants to pursue business acquisitions.

As of April 30, 1996, the Company continues to operate in an environment that is
substantially affected by healthcare cost containment trends.   Sales and gross
margin in the Unix-based, larger system environment have been affected by this trend. The market continues to be very competitive and there is very limited opportunity for price increases.

General and administrative expenses have decreased for the three-month period ended April 30, 1996 versus the same period in 1995. This decrease is
attributed to strong cost-containment programs.   Total operating expenses were
down from $522,691 in the first quarter of the previous year to $470,928, a decrease of $51,764 or 10%. The continued emphasis on efficiency and cost containment provides the Company with increased opportunities in discretionary expense areas such as product development and target marketing.

Overall net income for the quarter decreased from $108,075 to ($29,572), a decrease of $137,646. This decrease was attributed to a non-recurring, non-operational income item in the prior year related to settlement of a lawsuit the Company had filed against a software purchaser in the amount of $100,000.

To meet growth needs, the Company entered into a short-term lease for additional office space. The lease is cancellable in 30 days.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $29,572 for the quarter ended April 30, 1996.
Cash flows used in operations were $161,819 for the three months ended April 30, 1996. This is attributed primarily to increased accounts receivable, decreased payables, and decreases in deferred claims revenues. The Company applied a significant amount of cash obtained in an electronic claims loan towards working capital needs.

Cash flows used by investing activities was $1,819. This included cash used in the purchase of equipment, and software development costs.

Cash used by financing activities during the three months ended April 30, 1996 was $11,047, for repayment of debt.



                                  FORM 10-Q SB
                                  PAGE 7 OF 9

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                  (UNAUDITED)


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No significant changes from the previously filed 10KSB.

ITEM 2.  CHANGES IN SECURITIES - NOT APPLICABLE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT
         APPLICABLE

ITEM 5.  OTHER INFORMATION

The Company continues to consider acquisitions and has had discussions with companies marketing software for use in medical or dental practice management
fields.   The Company has executed letters of intent to purchase 4 separate, privately-held practice management system vendors. The letters of intent are non-binding, and the companies are expected to be acquired during the current fiscal year. No definitive contracts have been written or executed. The acquisitions would be made only upon the conclusion of lengthy, and thorough due diligence procedures, and are expected to be made through cash obtained from an equity offering. There can be no assurances that any such discussions will result in an acquisition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - NOT APPLICABLE





                                  FORM 10-Q SB
                                  PAGE 8 OF 9

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                  (UNAUDITED)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, there unto duly authorized.



                          AMERICAN MEDCARE CORPORATION
                                  (REGISTRANT)



June 11, 1996     BY:  /s/ Robert L. Fine
                       --------------------------------
                       Robert L. Fine
                       Chairman, Director





June 11, 1996     BY:  /s/ Michael Warren
                       ---------------------------------
                       Michael Warren
                       Chief Financial Officer, Director





                                  FORM 10-Q SB
                                  PAGE 9 OF 9