Form 10QSB
period 1996-07-31
AMERICAN MEDCARE CORP
filed 1996-09-12
CIK 716384

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q SB

     (Mark One)

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

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


                           404/315-0450 404/320-1080
             (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.YES   X   NO
                     -----   -----

            42,916,002 shares, $.001 par value as of July 31, 1996
(Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)

                                 Form 10-Q SB

                          AMERICAN MEDCARE CORPORATION
                                  FORM 10-QSB
                          QUARTER ENDED JULY 31, 1996

                               TABLE OF CONTENTS


                                                                          Page
                                                                          Number

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
              July 31, 1996 (unaudited) and January 31, 1996              3

         Consolidated Statements of Operation (unaudited)                 4
              Three months ended July 31, 1996 and 1995

         Consolidated Statements of Cash Flows (unaudited)                5
              Three months ended July 31, 1996 and 1995

         Notes to Consolidated Financial Statements                       6


Item 2.  Management's Discussion and Analysis of Financial Condition and  6
              Results of Operations


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                9

Item 2.  Changes in Securities                                            9

Item 3.  Default Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders              9

Item 5.  Other Information                                                9

Item 6.  Exhibits and Reports on Form 8-K                                 10

         Signatures                                                       11



                                 Form 10-Q SB

Item 1. Financial Statements



                                     AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                       (unaudited)
                                                                         July 31,          January 31,
                                                                           1996                1996
                                                                       ---------------------------------
                                         ASSETS
Current Assets:
  Cash                                                                $      16,826       $     249,698
  Accounts and notes receivable, net of allowance of
    $26,205 and $90,388.                                                    221,477             158,192
  Prepaid expenses and other current assets                                  22,656              32,620
                                                                       ---------------------------------
Total current assets                                                        260,959             440,510
                                                                       ---------------------------------
  Property and equipment, net of depreciation of
    $582,987 and $570,445.                                                   50,480              54,372

  Other intangible assets                                                    65,304              52,548

  Capitalized software development costs, net of
    accumulated amortization of  $651,530 and
    $656,505.                                                                28,992              19,511
                                                                       ---------------------------------
Total assets                                                          $     405,735       $     566,941
                                                                       =============       =============
                       LIABILITIES AND SHAREHOLDERS'  EQUITY (DEFICIT)

                                                                         July 31,           January 31,
                                                                           1996               1996
                                                                       ---------------------------------
Current liabilities:
  Accounts payable                                                    $     311,553       $     374,824
  Accrued expenses                                                          400,882             448,627
  Deferred revenue                                                          425,407             481,224
  Current portion of long-term debt                                         289,361             335,542
                                                                       ---------------------------------
Total current liabilities                                                 1,427,203           1,640,217
                                                                       ---------------------------------

Long-term debt, less current portion                                        569,154             544,780

Shareholders' equity (deficit)
  Common Stock, $.001 par value - authorized 50,000,000 shares;
    43,144,491 and 41,577,788 issued;
    42,916,002 and 41,349,299 outstanding                                    43,144              41,577
  Treasury Stock, 228,489 shares at cost                                   (100,000)           (100,000)
  Stock purchase warrant                                                    500,000             500,000
  Additional paid-in capital                                              1,625,185           1,445,247
  Accumulated deficit                                                    (3,658,952)         (3,504,880)
                                                                       ---------------------------------
Total shareholders' equity (deficit)                                     (1,590,623)         (1,618,056)
                                                                       ---------------------------------
Total liabilities and shareholders' equity (deficit)                  $     405,735       $     566,941
                                                                       =============       =============

See accompanying notes to consolidated financial statements.

                                 Form 10-Q SB

Item 1. Financial Statements

                                      AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)

                                          Three Months Ended               Six Months Ended
                                               July 31                         July 31
                                     -----------------------------   ------------------------------
                                         1996           1995             1996            1995
                                         ----           ----             ----            ----

Revenue                             $      586,069  $    563,604    $    1,185,075  $    1,383,968
Cost of sales                              121,665        98,542           244,025         356,663
                                     --------------  -------------   --------------  --------------
Gross margin                               464,404       465,062           941,050       1,027,305

Expenses:
 Salaries and operating expenses           548,455       509,209         1,019,382       1,031,901
 Depreciation and amortization              19,334        26,551            36,121          53,102
                                     -----------------------------   ------------------------------
                                           567,789       535,760         1,055,503       1,085,002
                                     -----------------------------   ------------------------------
Loss from operations                      (103,385)      (70,699)         (114,452)        (57,697)

Interest expense                           (24,326)      (17,337)          (43,500)        (34,704)

Other income, net                            2,212         3,232             2,883         115,673
                                     -----------------------------   ------------------------------

Income (loss) before income taxes         (125,499)      (84,804)         (155,070)         23,271

Provision for income taxes                       0             0                 0               0
                                     -----------------------------   ------------------------------

Income (loss)                       $     (125,499) $    (84,804)   $     (155,070) $       23,271
                                      =============   ============    =============   =============
Earnings (loss) per share:          $          0.00 $        0.00   $          0.00 $          0.00
                                      =============   ============    =============   =============

Weighted average number of shares       42,499,318    41,349,299        42,499,318      41,349,299
                                      =============   ============    =============   =============

    See accompanying notes to consolidated financial statements.

                                 Form 10-Q SB
                                 Page 4 of 11

Item 1. Financial Statements


                  AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Six Months Ended
                                                                  July 31
                                                              1996          1995
                                                           ------------------------
Cash provided by (used for) operating activities
 Net income (loss)                                        $  (155,070)  $   23,271
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                              33,189       63,402
    Compensatory stock options                                 15,000       15,000
    Changes in operating assets and liabilities:
      Accounts and notes receivable                           (63,285)      29,827
      Prepaid expenses and other current assets                 9,964          932
      Accounts payable and accrued expenses                  (111,016)       5,986
      Deferred revenue                                        (55,817)     (33,993)
                                                           ------------------------
                                                             (327,035)     104,425
                                                           ------------------------

Cash provided by (used for) investing activities
  Property and equipment expenditures                          (8,650)     (11,977)
  Other deferred charges                                      (28,268)           0
  Expenditures for software development costs                 (14,616)        (500)
                                                           ------------------------
                                                              (51,534)     (12,477)
                                                           ------------------------

Cash provided by (used for) financing activities
  Proceeds from issuance long term debt                             0       94,500
  Repayment of note payable                                         0      (73,028)
  Treasury stock                                                    0     (100,000)
  Issuance of common stock                                    166,505            0
  Principal payments on long term debt                        (20,808)     (18,104)
                                                           ------------------------
                                                              145,697      (96,632)
                                                           ------------------------

Net (decrease) in cash                                       (232,872)      (4,684)

Beginning, cash and cash equivalents                          249,698        4,684
                                                           ------------------------

Ending, cash and cash equivalents                          $   16,826   $        0
                                                            ===========   =========

 See accompanying notes to consolidated financial statements.

                                 Form 10-Q SB
                                 Page 5 of 11

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996
                                  (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the 10-KSB filed by American Medcare Corporation for the year ended January 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS

Over the first half of the year, the Company's operational focus and objective has been to develop balanced revenues between the primary profit centers, based upon the organizational restructuring done over the past fiscal year. The three key product lines and profit centers are the Large Systems products (Unix-based), the low-end suite of Small Systems products (DOS- and Windows-based), and the Electronic Data Interchange (EDI) products and services.

                          Quarterly Revenue Analysis

Overall net revenues for the second quarter remained relatively steady, down by $12,939 or 2% from the first quarter, moving from $599,007 to $586,069. Unix revenues were off by 1% compared to the first quarter, totalling $284,681 in the first quarter and $280,840 in the second quarter. The revenues in the Small Systems division, with the DOS and Windows products remained steady, moving from $214,822 to $214,844.

The revenues in the EDI division were off by $9,120 or 9% from the first quarter, moving from $99,504 to $90,384. Overall, the electronic claims volume decreased from 240,984 claims in the first quarter to 224,116 in the second quarter. Typically the summer months are the slowest quarter of the year with lower patient visits to healthcare providers due to vacations, travel, etc.


                           Quarterly Margin Analysis

Overall gross margins remained steady for the second quarter compared to the first quarter, moving down by 3% or $12,243, on total gross margins of $476,647 and $464,404, respectively.

                                 Form 10-Q SB

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996
                                  (UNAUDITED)

The margins in the Large Systems division and Unix product line decreased for the quarter by $12,578 or 5%, from $240,326 to $227,748. This decrease was related to lower revenues and a slight increase in cost of sales. The margins in the Small Systems division's DOS product line increased in the second quarter by $10,592 or 7% over the first quarter, moving from $149,125 to $159,717. On a per-unit basis, the Small Systems division continues to operate with high gross margins.

Over the next 12 to 18 months, the Small Systems division is expected to be in a position to increase its operating margins, with growing penetration in managed care niches, particularly as the Windows-based product suite is fully rolled out and marketed.

The margins in the EDI division and electronic services decreased in the second quarter by $10,257 or 12%, moving from $87,196 to $76,939 due to a small, seasonal drop in electronic claims volume and slightly increased expenses in the division, and the startup costs relating to additional electronic services.

Electronic data interchange services, including electronic claims and patient statements continue to increase on a monthly basis, tracking the increased integration of healthcare service providers with payors.

Management expects future revenue growth in the Small Systems division as market demand for an easy to use, low-cost product remains strong, targeted at the significant market of smaller-sized healthcare providers. The Company considers its multiple products and service lines to be a significant strength and provides a competitive advantage. Management continues to pursue business combination opportunities that would increase revenue growth, particularly through the acquisition of user bases in niche markets.

Margins in the Unix-based, larger system environment remain low in comparison to the Small Systems division product sets and services. Overall, the market continues to be very competitive and allows little opportunity for price increases.


                         Quarterly Operating Expenses

Overall operating expenses for the second quarter increased by $77,528 or 16% over the first quarter, moving from $470,927 to $548,455. These operating expenses were higher due to the following increases in salary and benefits ($29,631), contract labor costs ($11,977), marketing costs ($11,660), office lease costs ($9,314), travel costs ($5,299), printing costs ($5,155), and telephone costs ($3,111).

Salaries and benefits increased due to the additional sales staff associated with the new direct sales group. The additional marketing, telemarketing, printing and travel costs relate directly to increased sales and marketing campaigns and increased sales staffs. The additional printing and marketing costs were related to an increased, focused marketing campaign. The increased office rent, telephone costs, and office supplies were due to the opening of second business office in Atlanta during the first quarter.

The Company continues to use third-party vendors for hardware maintenance and installations, where possible, in the continued trend towards more efficient company operations.

                                 Form 10-Q SB
                                 Page 7 of 11

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31,  1996
                                  (UNAUDITED)


                       Comparison to Prior Year Revenues

In contrast with the second quarter from last year, total net revenues increased by 4% or $22,464, moving from $563,604 to $586,068.

The Large Systems division and Unix product line revenue decreased by $66,648 or 19%, from $347,488 to $280,840. This drop reflected the change in focus from new installation sales to recurring revenue services. Compared with the same quarter from last year, the Small Systems division revenues are up by $81,692 or
61%, moving from $133,152 to $214,844.   This was due to an increased sales
staff, and the effectiveness of the division's advertising and marketing campaigns.

The EDI division revenues have increased over the same quarter in the prior
year, from $82,964 to $90,384, an increase of $7,420 or 9%.   This increase is
due to the rollout of additional products and services.


                       Comparison to Prior Year Margins

Overall gross margins remained steady compared to last year, totalling $465,062 for the second quarter last year, and $464,404 for the second quarter of this year.

The margins in the Large Systems division and Unix product decreased by $38,378 or 14% from the second quarter of last year, moving from $266,126 to $227,748. This reflected the change in focus from lower-margin sales and installation of new systems to higher margins in recurring services and transaction-based service products.

The margin in the Small Systems division increased by $34,927 or 28% for the second quarter of the current year from the same quarter last year, moving from $124,790 to $159,717. This increase was due to increased sales and marketing.

The margins in the EDI division increased by $2,794 or 4% for the second quarter of the current year from the same quarter last year, moving from $74,145 to $76,939. This was due to increased rollout and marketing costs.


                  Comparison to Prior Year Operating Expenses

Operating expenses for the second quarter increased by $39,248 or 8% from $509,207 to $548,455 compared to the second quarter of last year. This was due to increased marketing costs ($22,836), contract labor ($10,057), office rent ($8,613), and printing ($4,786). Operating expense decreases included telephone costs ($8,673), and bad debt expense ($17,112).

                                 Form 10-Q SB
                                 Page 8 of 11

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996
                                  (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES

The International Computer Solutions (ICS) subsidiary had net income for the second quarter of $50,719 compared with net income of $103,910 for the first
quarter.   However, on a consolidated basis, the Company had a net loss of
$125,499 for the quarter, including a loss from operations of $103,385.

The consolidated loss was due in large part to increased printing and marketing ($16,815), increased sales travel costs ($7,550), sales training and startup costs ($18,936) and sales expenses that are expected to positively impact future revenues and earnings, and increased office rent ($9,669). The Company expects the increased advertising and marketing costs to have a long term positive impact on sales and earnings.

Cash flows used in operations were $327,035 for the second quarter. This is attributed primarily to increased accounts receivable ($63,285), depreciation and amortization ($33,189), decreased accounts payable ($111,016), and a decrease in deferred revenue ($55,817).

Cash flows used by investing activities totalled $51,534 and were used primarily for equipment purchases, capitalized software development costs, and other deferred charges. During the second quarter, financing activities provided $145,697 in cash due to common stock issuance ($166,505), and used cash in payment of long term debt payments ($20,808). Additional cash will continue to be required, through either sale of equity or additional loans to meet the cash flow requirements of the Company for operations. There can be no assurance that such additional financing can be obtained, or that the terms thereof will be favorable.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

American Medcare was a defendant in a lawsuit filed in the Circuit Court of Jefferson County, Alabama in June, 1994, i.e. "Winslett et al v. American Medcare Corporation et al". As reported in the Company's 10K-SB dated January 31, 1996, management believed that the suit was without merit. The suit was dismissed by the Court with prejudice on June 13, 1996.

As reported in the Company's 10K-SB dated January 31, 1996, the Trustee in the Integrated and Electronic matter informed counsel for the Company that he intended to file suit against the Company, certain officers, directors and others seeking to "pierce the corporate veil", and recover approximately $514,000 for various matters and $1,276,000 for other unspecified claims. The Trustee filed the suit on July 17, 1996. The Company, its officers and directors deny all claims, believe that the claims are without merit and that the parties have meritorious defenses and intend to vigorously defend all such claims.

As disclosed in the Company's 10K-SB dated January 31, 1996, the Company reported a suit by James H. Potter against the Company. On July 3, 1996 the Court dismissed Potter's suit with prejudice. Since the dismissal Potter has filed a notice of appeal. The dismissal does not affect the Company's counter claims which it intends to vigorously prosecute.


                                 Form 10-Q SB

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996
                                  (UNAUDITED)


ITEM 2. CHANGES IN SECURITIES - NOT APPLICABLE

ITEM 3. DEFAULT UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5. OTHER INFORMATION

The Company continues to consider acquisitions and has had discussions with companies marketing software for use in medical or dental practice management fields. As of July 31, 1996 the Company has executed letters of intent to purchase 5 separate, privately-held practice management system vendors. The letters of intent are non-binding, and the companies are expected to be acquired during the current fiscal year, subject to financing. No definitive contracts have been executed. There can be no assurance that definitive agreements will be entered into or that the Company will be able to obtain the required financing to purchase these businesses.

The acquisitions would be made only upon the conclusion of due diligence by the Company, and are expected to be made through cash obtained from an equity offering. There can be no assurances that any such discussions will result in an acquisition.

In June, 1996 the Company contracted with an investment banking financial advisor to assist in the financial analysis of the target companies, and development of a consolidation business plan. The advisors are also assisting the Company in identifying finance alternatives and finance sources. The Company has agreed to pay the advisor based on a percentage of funds raised plus a nominal cash fee. In addition the Company has entered into an agreement with an investor to provide partial, interim financing of the intended acquisitions contingent upon obtaining long term financing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - NOT APPLICABLE


                                 Form 10-Q SB

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996
                                  (UNAUDITED)


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, there unto duly authorized.



                          AMERICAN MEDCARE CORPORATION
                                  (REGISTRANT)



September 11, 1996     BY:  /s/ Robert L. Fine
                       -----------------------
                       Robert L. Fine
                       Chairman, Director



September 11, 1996     BY:  /s/ Michael Warren
                       -----------------------
                       Michael Warren
                       Chief Financial Officer, Director



                                 Form 10-Q SB
                                 Page 11 of 11