Form 10QSB
period 1996-10-31
AMERICAN MEDCARE CORP
filed 1996-12-16
CIK 716384

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

       (Mark One)

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

                                   __________

                          AMERICAN MEDCARE CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                       59-2248411
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

  2970 Clairmont Road, Suite 950, Atlanta Georgia          30329
     (Address of principal executive offices)            (Zip Code)


                                 404/633-0046
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    YES   X     NO
                         ------    ------

           47,470,074 shares, $.001 par value as of October 31, 1996
 (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)

                          AMERICAN MEDCARE CORPORATION
                                  FORM 10-QSB
                         QUARTER ENDED OCTOBER 31, 1996

                               TABLE OF CONTENTS



                                                                         Page
                                                                        Number

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          October 31, 1996 (unaudited) and January 31, 1996                3

        Consolidated Statements of Operation (unaudited)
          Three months and nine months ended October 31, 1996 and 1995     4

        Consolidated Statements of Cash Flows (unaudited)
          Three months and nine months ended October 31, 1996 and 1995     5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial Condition and    6
          Results of Operations


                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                  9

Item 2. Changes in Securities                                             10

Item 3. Default Upon Senior Securities                                    10

Item 4. Submission of Matters to a Vote of Security Holders               10

Item 5. Other Information                                                 10

Item 6. Exhibits and Reports on Form 8-K                                  11

        Signatures                                                        11


                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         (unaudited)
                                                         October 31     January 31
                                                            1996           1996
                                                        -----------     -----------
                          ASSETS
Current Assets:
   Cash                                                 $   183,012     $   249,698
   Accounts and notes receivable, net of allowance of
      $27,771 and $90,388.                                  196,547         158,192
   Prepaid expenses and other current assets                 23,541          32,620
                                                        -----------     -----------
Total current assets                                        403,100         440,510
                                                        -----------     -----------

   Property and equipment, net of depreciation of
      $589,954 and $570,445.                                 45,282          54,372

   Other intangible assets                                  179,472          52,548

   Capitalized software development costs, net of
      accumulated amortization of $654,653 and
      $656,505                                               35,727          19,511
                                                        -----------     -----------
Total assets                                            $   663,581     $   566,941
                                                        ===========     ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                         October 31      January 31
                                                            1996            1996
                                                        -----------     -----------
Current liabilities:
   Accounts payable                                     $   300,879     $   374,824
   Accrued expenses                                         379,269         448,627
   Deferred revenue                                         405,677         481,224
   Current portion of long-term debt                        311,131         335,542
                                                        -----------     -----------
Total current liabilities                                 1,395,958       1,640,217
                                                        -----------     -----------

Long-term debt, less current portion                        539,314         544,780
                                                        -----------     -----------

Shareholders' equity
  Common Stock, $.001 par value- authorized 50,000,000
   shares; 44,470,076 and 41,577,788 issued;
   47,241,587 and 41,349,299 outstanding                     47,470          41,577
  Treasury Stock                                           (100,000)       (100,000)
  Stock purchase warrant                                    500,000         500,000
  Additional paid-in capital                              2,110,197       1,445,247
  Accumulated deficit                                    (3,830,356)     (3,504,880)
                                                        -----------     -----------
Total shareholders' equity (deficit)                     (1,272,689)     (1,618,056)
                                                        -----------     -----------
Total liabilities and shareholders' equity (deficit)    $   663,581     $   566,941
                                                        ===========     ===========

    See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                          Three Months Ended           Nine Months Ended
                                              October 31                  October 31
                                      -------------------------     -----------------------
                                         1996          1995           1996         1995
Revenue                               $    474,596   $  531,056     $1,659,671   $1,915,024
Cost of sales                               55,050       77,436        299,075      434,099
                                      ------------   ----------    -----------   ----------
Gross margin                               419,546      453,620      1,360,596    1,480,925

Expenses:
 Salaries and operating expenses           556,553      459,582      1,573,935    1,491,483
 Depreciation and amortization              18,659       28,551         54,890       81,653
                                      ------------   ----------    -----------   ----------
                                           575,212      488,133      1,628,825    1,573,135
                                      ------------   ----------    -----------   ----------

Loss from operations                      (155,666)     (34,513)      (268,229)     (92,211)

Interest expense                           (17,179)     (12,205)       (60,680)     (46,909)

Other income, net                            2,439         (498)         3,433      115,175
                                      ------------   ----------    -----------   ----------

Income from continuing operation          (170,406)     (47,216)      (325,476)     (23,945)
 before income taxes

Provision for income taxes                       0            0              0            0
                                      ------------   ----------    -----------   ----------

Net income (loss)                     $   (170,406)  $  (47,216)   $  (325,476)  $   (23,945)
                                      ============   ==========    ===========   ===========


Earnings per share:
 Continuing operations
 Primary                              $       0.00   $     0.00    $     (0.01)  $     0.00
                                      ============   ==========    ===========   ===========


Weighted average number of shares       44,713,419   41,349,299     43,531,234    41,349,299
                                      ============   ==========    ===========   ===========

 See accompanying notes.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                   Nine Months Ended
                                                                       October 31
                                                               1996               1995
                                                           ------------       -----------

Cash provided by (used for) operating activities
 Net income (loss)                                          $ (325,476)       $  (23,945)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                               11,357            55,947
    Compensatory stock options                                  22,500            22,500
    Changes in operating assets and liabilities:
      Accounts and notes receivable                            (38,354)           72,448
      Prepaid expenses and other current assets                  9,079             3,510
      Accounts payable and accrued expenses                   (249,464)           35,277
      Deferred revenue                                         (67,297)          (52,585)
                                                            ----------        ----------
                                                              (637,655)          113,152
                                                            ----------        ----------

Cash provided by (used for) investing activities
  Property and equipment expenditures                          (10,419)          (15,972)
  Purchases of intangible assets                              (107,903)           34,194
  Expenditures for software development costs                  (24,474)             (725)
                                                            ----------        ----------
                                                              (142,796)           17,497
                                                            ----------        ----------

Cash provided by (used for) financing activities
  Proceeds from long-term debt                                       0            94,500
  Repayment of note payable                                          0           (73,028)
  Treasury stock                                                     0          (100,000)
  Proceeds from stock issuance                                 648,343                 0
  Principal payments on long term debt                          65,422           (25,508)
                                                            ----------        ----------
                                                               713,765          (104,036)
                                                            ----------        ----------

Net increase (decrease) in cash                                (66,686)           26,613

Beginning, cash and cash equivalents                           249,698             4,684
                                                            ----------        ----------

Ending, cash and cash equivalents                           $  183,012        $   31,297
                                                            ==========        ==========


 See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                  (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the 10-KSB filed by American Medcare Corporation for the year ended January 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS

Over the past nine months, the Company's operational focus and objective has been to develop a balance of revenues between the primary profit centers, based upon the organizational restructuring done over the past fiscal year. The three key product lines and profit centers are the Large Systems products (Unix-based), the low-end suite of Small Systems products (DOS- and Windows-based), and the Electronic Data Interchange (EDI) products and services.

                          Quarterly Revenue Analysis

Overall net revenues for the third quarter were down by $111,472 or 19% from the second quarter, moving from $586,068 to $474,596. Unix revenues were off by $46,317 or 16% compared to the second quarter, totalling $280,840 in the second quarter and $234,523 in the third quarter.

The revenues in the Small Systems division, with the DOS and Windows products were down by $69,140 for the third quarter, or 32%, moving from $214,844 in the second to $145,704. This was due to a restructure in the sales force, moving from a focus on systems sales to recurring transaction revenue opportunities.

The revenues in the EDI division were up by $3,985 or 4% from the second quarter, moving from $90,384 to $94,369. Overall, the electronic transaction volume increased from 261,589 transactions in the second quarter to 300,650 in the third quarter. This increase in transactions pushed the EDI net revenues up by $3,985 or 4%, from $90,384 in the second quarter to $94,369.


                           Quarterly Margin Analysis

Overall gross margins were down by 10% for the third quarter compared to the second quarter, moving down by $44,858 on total gross margins of $464,404 and $419,546, respectively. This decrease was due to the restructuring of the sales groups, and the directed focus on the development of recurring revenue products.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1996
                                  (UNAUDITED)

The margins in the Large Systems division and Unix product line decreased for the quarter by $23,883 or 10%, from $227,748 to $203,865. This decrease tracked the lower sales revenue and related reduction in cost of sales. The margins in the Small Systems division's DOS product line decreased in the third quarter by $36,598 or 23% from the second quarter, moving from $159,717 to $123,119. This decrease was due to the completion of a large multi-location network installation in the second quarter without a corresponding sale in the current quarter. On a per-unit basis, the Small Systems division continues to operate with high gross margins.

Over the next year, the Small Systems division is expected to be in a position to increase its operating margins, with growing penetration in managed care niches, particularly as the Windows-based product and electronic services suite
is completed.   This product suite is scheduled to be completed during the fourth quarter of the year.

The margins in the EDI division and electronic services increased by $15,623 or 20% in the third quarter, moving from $76,939 to $92,562. This significant growth reflects the sales efforts in development of recurring transaction revenues, and the strong demand by customers for expanded and broadened electronic services.

Electronic data interchange services, including electronic claims and patient statements continue to increase on a monthly basis, tracking the increased integration of healthcare service providers with payors. The average monthly electronic transactions volume increased by over 13,000 transactions compared with the second quarter.

Management expects future revenue growth in the Small Systems division as market demand for a low-cost product that is easy to install and use remains strong, particularly as targeted at the significant market of smaller-sized healthcare providers. The products are also being marketed to significantly sized healthcare networks, where electronic services, including electronic claims and other transaction services are key system requirements. The Small Systems division and software products were recently selected by a significant national insurance carrier as their recommended vendor for installations at non-automated providers sites nationwide.

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

                         Quarterly Operating Expenses

Comparison of Second and Third Quarters of Current Year

Overall operating expenses for the third quarter increased by $8,098 or 1% to $556,553 for the third quarter, from $548,455 for the second quarter. These operating expenses were higher due to increases in accounting and audit services ($6,572), contract labor ($3,878), legal expenses ($4,564), and an increase in bad debts expense ($20,786). Noted operating expense decreases included salary and benefits ($17,049), printing costs ($5,043), marketing costs ($3,409), and office supplies ($3,269).

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31,  1996
                                  (UNAUDITED)


The Company continues to use third-party vendors for hardware maintenance and installations, where possible, in the continued trend towards more efficient company operations.


                    Comparison to Prior Year Revenues

In contrast with the third quarter from last year, total net revenues decreased by 11% or $56,460, moving from $531,056 to $474,596.

The Large Systems division and Unix product line revenue decreased by $72,059 or 24%, from $306,582 to $234,523. This drop reflected the change in focus from new installation sales, including hardware sales, to recurring revenue services. Compared with the same quarter from last year, the Small Systems division revenues are down by $5,522 or 4%, moving from $151,226 to $145,704. This decline was due in part to the termination of an arrangement with a billing center reseller, and the Company's movement towards bringing portions of this sales effort inhouse.

The EDI division revenues have increased over the same quarter in the prior year, from $73,248 to $94,369, an increase of $21,121 or 29%. This increase is due to the rollout of additional products and services, and growth in product and services sales.

                    Comparison to Prior Year Margins

Overall gross margins decreased slightly compared to last year, totalling $453,620 for the third quarter last year, and $419,546 for the third quarter of this year. This represented a 8% reduction, or $34,074.

The margins in the Large Systems division and Unix product decreased by $42,440 or 17% from the third quarter of last year, moving from $246,305 to $203,865. This reflected the change in focus from lower-margin sales and installation of new systems to higher margins in recurring services and transaction-based service products.

The margin in the Small Systems division decreased by $14,639 or 11% for the third quarter of the current year from the same quarter last year, moving from $137,758 to $123,119. This was due in part to the restucture in the sales group. Since that time, the sales force has been directed towards larger, network sales with a longer sales cycle, and also towards development of recurring revenue opportunities, rather than new installation sales.

The margins in the EDI division increased by $23,005 or 33% for the third quarter of the current year from the same quarter last year, moving from $69,557 to $92,562. This was due to continued growth and the success in the EDI marketing and sales efforts.


                    Comparison to Prior Year Operating Expenses

Operating expenses for the third quarter increased by $96,973 or 21% from $459,580 to $556,553 compared to the third quarter of last year. This was due to increases in marketing costs ($10,626),

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                  (UNAUDITED)

           Comparison to Prior Year Operating Expenses - (Continued)

contract labor ($15,442),accounting services ($9,135), directors fees ($15,000), office rent ($10,302), travel costs ($6,288), and meals and entertainment ($4,590), bad debt expense ($6,838), and legal fees ($8,197). Operating expense decreases included telephone costs, insurance and supplies. The additional marketing, telemarketing, printing and travel costs relate directly to increased sales and marketing campaigns and increased sales staffs. The increased office rent, telephone costs, and office supplies were due to the opening of second business office in Atlanta during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

The International Computer Solutions (ICS) subsidiary had net income for the third quarter of $5,902, compared with net income of $50,719 for the second quarter. However, on a consolidated basis, the Company had a net loss of $170,406 for the quarter, including an operating loss of $112,507.

The consolidated loss was due to the overall increase in sales and marketing expenses, including installation, training and travel expenses for the significant regional and national sales efforts. The Company expects these increased advertising, marketing and sales efforts will have a positive impact on revenues and earnings in the upcoming quarters, particularly as the Company continues to build upon significant network sales opportunities.

Cash flows used for operations were $637,655 for the nine months ended October 31, 1996. This is attributed primarily to increased accounts receivable, decreased accounts payable, and a decrease in deferred revenue.

Cash flows used for investing activities totalled $142,796 and were used primarily for equipment purchases, capitalized software development costs, and other deferred charges. Through the third quarter, financing activities provided $713,765 mostly through cash obtained through common stock issuance. Additional cash will continue to be required, through either sale of equity or additional loans to meet the cash flow requirements of the Company for operations. There can be no assurance that such additional financing can be obtained, or that the terms thereof will be favorable.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As reported in the Company's 10-QSB for the period ending July 31, 1996, the Trustee in the Chapter 7 Proceeding of Integrated Computer Systems, Inc. and Electronic Transmitting Solutions, Inc., former operating subsidiaries of the Company, filed an adversary proceeding in July, 1996 in Bankruptcy Court in the Northern District of Georgia against American Medcare Corporation, International Computer Solutions, Inc. and certain officers and directors of the Company, and others seeking to "pierce the corporate veil", and recover damages. In October, 1996, the Company, International, certain officers, directors and others entered into a settlement agreement with the Trustee, the terms of which provide that American will pay $35,000 to the Trustee and up to $50,000 if the Company recovers the stock it issued upon the acquisition of the two companies. The settlement agreement was approved by the Court on December 12, 1996.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                  (UNAUDITED)

As previously reported, American Medcare and International Computer are defendants in a suit filed in Berkeley County, South Carolina in November, 1994 by a former customer of Integrated Computer Systems, Inc. seeking to "pierce the corporate veil", unspecified damages, and class action status. American and International are continuing to vigorously defend the suit which management believes has no merit.

Also as previously reported in the Company's 10QSB dated July 31, 1996, the suit filed in January, 1995 by James H. Potter v. American Medcare et al was dismissed by the Court in July, 1996 with prejudice. Potter has appealed to the Court of Appeals of the State of Georgia. The Company will continue to vigorously oppose the appeal.


ITEM 2.  CHANGES IN SECURITIES - NOT APPLICABLE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT
         APPLICABLE

ITEM 5.  OTHER INFORMATION

The Company continues to consider acquisitions and has had discussions with companies marketing software for use in medical or dental practice management fields. On December 3, 1996 it acquired the assets of the health care practice management systems group of InfoSystems of N.C. Inc. As of October 31, 1996 the Company has executed letters of intent to purchase 5 other, privately-held practice management system vendors. The letters of intent are non-binding, and the companies are expected to be acquired in the first quarter of the 1997 fiscal year subject to financing. No definitive contracts have been executed. There can be no assurance that definitive agreements will be entered into or that the Company will be able to obtain the required financing to purchase these businesses.

The acquisitions would be made only upon the conclusion of due diligence by the Company, and are expected to be made through cash obtained from an equity offering and in addition, with respect to certain acquisitions, stock of the Company. There can be no assurances that any such discussions will result in an acquisition.

In June, 1996 the Company contracted with an investment banking financial advisor to assist in the financial analysis of the target companies, and development of a consolidation business plan. In addition, the Company sold shares of its common stock through private placement. The proceeds are being used for general corporate purposes, and to finance the cost of a public or other offering of securities of the Company and the costs incurred in connection with the proposed acquisitions.

During the third quarter several changes occurred on the Board of Directors. Gary Crouse resigned as a director after serving on the board for nearly three years. In addition, Robert L. Fine resigned as Chairman. Mr. Fine's responsibilities as Chairman have been shifted to Frederick L. Fine, who also serves as President and Chief Executive Officer. This summarizes all changes to the Board of Directors through October 31, 1996.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                  (UNAUDITED)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - NOT APPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, there unto duly authorized.


                                    AMERICAN MEDCARE CORPORATION
                                    (REGISTRANT)



December 15, 1996                   BY:  /s/ Frederick L. Fine
                                    --------------------------------
                                    Frederick L. Fine
                                    Chairman, Director



December 15, 1996                   BY:  /s/ Michael Warren
                                    --------------------------------
                                    Michael Warren
                                    Chief Financial Officer, Director