Form 10KSB40
period 1997-01-31
AMERICAN MEDCARE CORP
filed 1997-05-07
CIK 716384

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K SB

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                      Commission File Number 2-82208-A

                        AMERICAN MEDCARE CORPORATION
      (Exact name of Small Business Issuer as specified in its charter)


                           Delaware                                                   59-2248411
   (State or other jurisdiction of incorporation or organization)           (IRS Employer Identification No.)

         2970 Clairmont Road, Suite 950, Atlanta, Georgia                              30324
             (Address of principal executive offices)                                (Zip Code)




                                 404/633-0046
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
         Title of each class              Name of each Exchange
                 None                      on which registered

         Securities registered pursuant to Section 12(g) of the Act:
                  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X      NO
           ----        ----

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S/B in this form and no disclosure would be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Issuer's revenues for its most recent fiscal year were $2,494,563. The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and greater than five percent shareholders are"affiliates" of the Registrant) as of January 31, 1997 was $16,524,162 (based upon the average of its high and low quoted prices obtained from the dealers as of that date).

As of April 18, 1997, there were 55,536,739 shares of Common Stock, $.001 par value outstanding.

ITEM 1:  DESCRIPTION OF BUSINESS

(A)  GENERAL AND BUSINESS DEVELOPMENT

American Medcare Corporation ("AMC") was incorporated in Delaware in 1983. In May of 1993, AMC merged with Newport Capital, Inc. ("Newport") in a reverse acquisition in which Newport's stockholders acquired voting control of the company. For financial reporting purposes, the acquisition was recorded using the purchase method of accounting. Since AMC had no significant operations or assets at the acquisition date, the accounts of AMC were recorded at the predecessor's cost basis.

AMC was the surviving entity of the merger. Newport, at the time of the merger, had two subsidiaries, International Computer Solutions, Inc. ("International"), a Georgia corporation, and IBS, Inc., an Arizona corporation. AMC had no assets or ongoing business at the commencement of the 1994 fiscal year. As a result of AMC's merger with Newport, it acquired all of the outstanding stock of International and IBS, Inc.

International was organized in 1985 and became a subsidiary of Newport in 1991. The stock of IBS, Inc.was acquired in 1991 by Newport. IBS was dissolved prior to the current fiscal year. In addition, the assets of four (4) other small local practice management companies were acquired in 1991 and 1992.

On December 3, 1996, Health Care Division, Inc. ("HCD"), a wholly-owned subsidiary of AMC acquired the assets, subject to the assumption of certain liabilities of the healthcare division of Info Systems of North Carolina Inc., headquartered in Charlotte, North Carolina.

AMC signed a letter of intent on January 2, 1997 to merge with and into InfoCure Corporation. The completion of the merger was subject to various conditions, including the execution of a definitive merger agreement, the registration of the shares of InfoCure to be issued upon the merger, the approval by the shareholders of American Medcare, the completion of InfoCure's proposed initial public offering (IPO), and the consummation of certain other acquisitions by InfoCure and American Medcare. In March 1997 a definitive merger agreement was entered into pursuant to which the shareholders of AMC would receive common stock of InfoCure Corporation. In April 1997, the completion of the merger of AMC with InfoCure was delayed due to market conditions. While management expects the merger and IPO to occur in the second quarter of the Company's fiscal year, there can be no assurance that either the IPO or merger will be completed.


AMC and its operating subsidiaries, International and HCD, are sometimes collectively or individually referred to hereinafter as "Company"). AMC has no direct operations, or relationships with the clients or customers of its subsidiaries.

On December 3, 1996 HCD purchased the assets of the health care division of Info Systems of North Carolina, Inc., using the purchase method of accounting at their estimated fair market values. This acquisition provided an additional practice management systems product and customer installation base to the Company's existing product and customer base.


AMC, through its subsidiaries, provides to physicians and others, software systems and information services designed primarily to contain and reduce the administrative and paperwork costs associated with delivering healthcare services. The AMC subsidiaries have approximately 1,800 clients, including physician practices, physician billing operations and and resellers, in 50 states throughout the United States. The software products are designed to operate in any size medical practice - from a sole practitioner to a multi-specialty clinic - in order to take advantage of the many geographic and demographic differences in private healthcare practices.

AMC had 55,536,739 shares of common stock, $.001 par value, ("Common Stock"), outstanding at April 18, 1997. The Common Stock is traded on a limited basis under the symbol AMMC. The headquarters of AMC is located in leased facilities at 2970 Clairmont Road, Suite 950, Atlanta, GA 30329. AMC's subsidiaries maintain offices in Atlanta, Georgia.

(B) PRODUCTS AND SERVICES

AMC has two subsidiaries which design, develop, market and support several practice management systems. International provides the Practice Manager Systems product line,and the Small Systems product line. HCD provides the Info/Cure product line.

The Medical Practice Manager, Dental Practice Manager, and Oral and Maxillofacial Surgeon Practice Manager, which constitute the Practice Manager Systems, are comprehensive, Unix-based administrative software applications targeted to large multi-physicians and clinics as well as smaller practices. The offerings typically involve computer hardware, proprietary software, data conversion, client training and implementation. Installations can range from $15,000 to $100,000 for new systems. Upgrades of existing customers may range from $5,000 to $35,000 per system.

The Small Systems product line is a suite of PC, DOS-based products which are directed at the more than 180,000 single and two physician/dentist practitioner marketplace. The products are easy to use, inexpensive and cost effective for the smaller-sized professional. The Small Systems are priced starting at $995 and range upward to as much as $4,750. Distribution of the DOS-based products and services is done by International directly, and through dealer and billing center networks.

The Info/Cure product provides a comprehensive, IBM AS/400-based software application targeted to large multi-physician groups and clinics. The Info/Cure product is priced from $25,000 to $500,000. Sales and distribution of the product are done by HCD directly.

Apart from software product and installation costs, the Company also provides training services, software support services and electronic filing, and electronic patient statement services to its user base. Software support fees vary from less than $60 to $700 or more per month, depending upon the specific product installed, the services provided, the customer's needs, and facility being supported. Training is priced individually, taking into consideration the needs of each practice.

The Company also provides electronic transaction services to customers, which provides an electronic means of sending data to and from payors, particularly billing information, payment information, eligibility transactions, and other electronic transactions. The Company makes a transaction fee on each electronic claims processing transaction, which is used, in part, to cover customer service costs associated with electronic claims.

Electronic filing can cut the doctor's reimbursement time by as much as thirty days, and improve both cash flow and profitability. The claims transmitter is charged on a per claim basis and the claim is routed through a clearinghouse facility. The Company receives a certain portion of the per claim charge for its services in connection with processing the claim. Currently, the Company uses three third-party clearinghouses to actually handle the electronic submissions to commercial insurance carriers, Medicare or Medicaid.

The Company provides customers with a solution for outsourcing patient statements in an electronic format. Management believes this service line will be a significant growth area in the coming years as customer office managers move towards a reduction of internal paperwork and the related staffing requirements.

(C)  PRODUCT RESEARCH AND DEVELOPMENT

The Company, through the International and HCD subsidiaries, maintains a staff of eight technical professionals to design, program, maintain and enhance its software products, and from time to time engages contract programmers to assist in new product development.

Current development projects include additional modules for the Small Systems suite of software offerings and the addition of a Windows-based Practice Manager system program to further assist larger practices in managing the business aspects of their operations. No software development costs were capitalized in fiscal 1996; approximately $32,000 was capitalized during fiscal 1997.

(D)  SALES AND MARKETING

The Company's products are installed in all 50 states. None of the Company's customers accounted for more than five percent of total revenues in fiscal 1995 or 1996.

The Company identifies prospective clients through a combination of direct mail, telemarketing, media advertising, referrals and trade show participation. As prospects are identified, the Company conducts product sales activities over the telephone and/or through direct contact by its dealer network or direct sales force.

The Company uses a small direct sales force to maintain personal contact with the larger Practice Manager System, Small System (DOS and Windows), and Info/Cure prospects, and referrals. Trade show participation provides opportunities for additional face-to-face sales.

The Company also sells directly to certain large prospects for its Unix-based product and to existing Unix product customers who are candidates for upgrades, and directly to prospects for the Small Systems product line. Sales in this market have been adversely affected due, in management's view, to uncertainty created by the various healthcare proposals emanating from the federal government. The market is very competitive. The consolidation of practices which is taking place creates selling opportunities; it also leads to attrition as the size of the market declines. Healthcare reform remains in a state of change, with significant and continual focus on physician cost and efficiency concerns.

The Small Systems line is designed for these smaller clients who can license the modules they may need at the time of purchase and add additional capabilities later. The primary emphasis is to the market which permits the physician to submit medical insurance claims for reimbursement electronically rather than manually.

(E)  CUSTOMER SUPPORT AND SERVICES

Both International and HCD offer software maintenance and support, training and custom development services to all of its clients. Generally, the Company's systems include a pass through of the manufacturer's hardware warranty; thereafter, hardware support is available through subcontractors or third parties.

Software support is provided by both International and HCD, for their respective customers. These support services are available for an additional annually-renewable fee. Software support services include telephone support, maintenance updates and no charge releases of most new or enhanced versions. Fourteen full-time employees were engaged in client support, services and installations as of January 31, 1997.

Support is available to International clients from 8:30 AM to 8:00 PM EST, which allows International and HCD to service all time zones in the continental U.S. during regular business hours.

(F)  COMPETITION

The office-based physician software industry is very competitive. In addition to price, management believes that functionality, performance, ease of use and client support are the primary competitive factors. Several of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, larger marketing and sales organizations, and greater financial resources than does International.

The Company faces competition from a number of companies, many of which are relatively small and regionally or even locally oriented. There are several larger firms and other major companies which now or in the future may attempt to enter the office-based physician marketplace by acquisition of competitors. International's strongest competition is in the Unix-based practice management area. The Small Systems group does have significant market competition; however, many of these competitors have difficulty delivering appropriately sized products and services which match the needs of the smaller healthcare marketplace, or have difficulty in economically marketing and distributing to small-sized, and often remotely located end users.

(G)  TRADE SECRETS AND COPYRIGHTS

In August 1987, International purchased its proprietary, copyrighted software packages, the Medical, Dental and Oral Surgeon Practice Manager, from Moore Business Forms, Inc., Toronto, Canada. International has modified, enhanced and upgraded the Practice Manager series. International also developed the newer Small Systems software inhouse. The Info/Cure product was developed internally.

International and HCD regards all of its software programs as proprietary. The software programs are licensed by written license agreements with users using "shrink wrap" licenses. International relies principally on copyright law and trade secret protection to protect its proprietary property. The software is usually furnished in object code only, although source code licenses are granted in a limited number of situations.

International has not applied for any copyrights or patents for its software and does not believe that patent laws will be a source of protection of its software products. Employees of American Medcare and its operating subsidiaries are required to execute agreements providing for the non-disclosure of information and the assignment to these entities of any proprietary property developed on the entities' behalf.

HCD's Info/Cure product names have been registered with the United States Patent and Trademark Office.

There can be no assurances that the steps taken by American Medcare or its operating subsidiaries to protect its proprietary property will be adequate to prevent misappropriation or unlawful copying of its technology or software programs. Copyright and trade secret laws do not limit the right of others to independently develop similar technology and software programs.

Furthermore, "shrink wrap" licenses may not be enforceable in all jurisdictions. Although management of International and HCD believe their software products do not infringe on any property rights of others, there can be no assurances that third parties will not assert infringement claims in the future.

(H)  EMPLOYEES

American Medcare had 25 employees, as of January 31, 1996, and 28 as of January 31, 1997. In conjuction with the HCD acquisition in December, 1996, the Company reached a services agreement with the seller, whereby the seller would provide services by up to fifteen specified individuals within the seller's organization for a stated period of time, until the Company's transition plans have been fully defined and executed. These specified individuals are expected to remain employees of the seller's organization until such time as any other employment arrangements are made. International believes that its relations with its employees are good. Its employees are not currently, nor have they ever been, represented by a union and there have not been any work stoppages, strikes or organizational attempts. The Company believes that its ability to recruit and maintain highly skilled management, marketing, sales, technical, collections and customer service personnel is essential to its future success.

(I)  LEGISLATION

There has been, and it is anticipated that there will continue to be, many proposals by federal and state legislators and regulators to reform the healthcare delivery system in the United States.

The healthcare proposals introduced in the U.S. Congress during 1994 required the electronic submission of healthcare claims. It is estimated that less than 30% of all claims are processed electronically today. In addition, some of the legislative proposals were to expand medical coverage to an estimated 37 million additional people. Currently over 4 billion medical claims are reimbursed annually, the bulk of which come from private healthcare providers.

Management believes that the number of medical claims will continue to increase regardless of the form of any subsequent legislation or regulation. Therefore, claims management will be of increasing importance. The Company's products are designed to facilitate and electronically transmit claims. The Company believes that the current legislative proposals and regulations would not have a material adverse effect on its business and may even accelerate the demand for some of its products and services.

SECURITIES LITIGATION REFORM ACT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This annual report contains certain forward-looking statements that involve risk, future events and uncertainties, including but not limited to (i) economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, (ii) financial matters, plans and objectives of the Company or management for future operations, products or services, (iii) future economic performances of the Company; and (iv) other factors discussed in the Company's filings with the Securities and Exchange Commission and the assumptions underlying such beliefs, expectations and intentions. Such statements are not guarantees of future performance and involve certain risks and uncertainties that could cause the Company's future results to differ materially from those expressed in any forward looking statement made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward looking statements. There are many factors that could cause actual results to differ materially from those in the forward looking statement. Readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "plans", or "anticipates" to be uncertain and forward-looking.

ITEM 2:  DESCRIPTION OF PROPERTIES

American Medcare leases approximately 2,100 square feet of office space in Atlanta, which expires in June, 1998. International leases separate offices in Atlanta, totalling approximately 8,500 square feet. The lease expires August 31, 1998 with an option to vacate at any time after August 31, 1997 upon the payment of a specified termination fee. The lease payments for ICS are $8,000 per month, including all services and utilities. The current AMC lease payments are approximately $3,600 per month, including services and utilities.

The HCD acquisition agreement included provisions for the reimbursement of space used by employees of Info Systems of North Carolina, Inc. who provide services to HCD.

AMC believes that the Company's facilities are well located and are in good condition. Future office and other facilities requirements will depend upon expansion of the business. Management believes that its facilities are at present sufficient in quality and size to meet the Company's needs for the immediate future.

ITEM 3:  LEGAL PROCEEDINGS

As previously reported in the Company's 10-QSB for the period ending October 31, 1996, the suit filed in January 1995 by James H. Potter v. American Medcare Corporation was dismissed by the Trial Court in July, 1996 with prejudice. Potter appealed to the Court of Appeals of the State of Georgia, which in March, 1997 upheld the dismissal by the Trial Court with prejudice, terminating Mr. Potter's claims against the Company.

As reported in the Company's 10-QSB for the period ending July 31, 1996, the Company, its officers and directors, and certain other individuals settled the claims of the Trustee in bankruptcy for Integrated Computer Systems, Inc. and Electronic Transmitting Solutions, Inc. The Company had filed suit against the previous owners of Integrated and Electronic in October 1996. The former owners, the Trustee in bankruptcy and the Company entered into a settlement agreement in which the shares of the Company previously paid to the former owners by the Company, totalling 963,235 each, will be returned to the Company subject to any interest of the Trustee. The Court has issued notice of a hearing on proposed settlement to all creditors. If no objections are received from creditors, the Company believes that the Court will approve the settlement. Upon delivery of the shares, the Company has agreed to pay the sum of $65,000 to the Trustee to settle all claims or interest that the Trustee may have in said shares.

As previously reported, American Medcare and its subsidiary, International Computer Solutions, Inc. are defendants in a law suit filed in Berkeley County, South Carolina in November 1994 by a former customer of Integrated Computer Systems, Inc. seeking to "pierce the corporate veil", unspecified damages and class action status. American and International continue to vigorously defend the suit which management believes has no merit. The case is presently in the discovery phase.

In the opinion of management, none of the above litigation will have a material or adverse effect on American Medcare.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In November 1996, a majority of the shareholders by written consent, approved the employee stock option plan and the increase in the number of authorized shares to 75,000,000.


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

AMC's common stock, $.001 par value, is currently lightly traded on the OTC Bulletin Board, and on a very limited basis in the over the counter market.
The American Medcare Corporation symbol, AMMC, is listed in the "pink sheets". The bid and ask prices for over the counter-based stocks are generally quoted by brokers, and are based primarily on recent trades. With higher trading volumes, the range between the high and low price with over the counter stocks typically decreases.

The following table sets forth representative high and low closing bid quotations in the most recent years and quarters:

                 Fiscal/Calendar Quarter   Bid Prices
                 Ended (see Note below)    Low     High
                 ----------------------    ------------
                 January 31, 1995          .187    .562
                 April 30, 1995            .12     .375
                 July 31, 1995             .12     .12
                 October 31, 1995          .06     .06
                 January 31, 1996          .25     .25
                 April 31, 1996            .06     .31
                 July 31, 1996             .06     .31
                 October 31, 1996          .12     .45
                 January 31, 1997          .18     .65
                 April 24, 1997            .15     .15

As of April 18, 1997 there were 660 shareholders of record.

American Medcare has paid no dividends since its incorporation in 1983 and does not anticipate paying any dividends in the foreseeable future, in keeping with the current policy of retaining earnings for reinvestment. Pursuant to International's SBA loan agreement of July 30, 1993, no dividends or other distribution may be made on the capital stock of American Medcare without the prior written consent of the lender. AMC has not sought and does not anticipate seeking such consent.


ITEM 6:          MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
                 OPERATION

RESULTS OF OPERATIONS

AMC was dormant and had no assets or business when its stock was acquired by Newport on March 18, 1993. On May 25, 1993, in a reverse merger, Newport was merged into AMC which was the surviving entity. With the merger, AMC acquired Newport's subsidiaries, International and IBS, Inc. which became subsidiaries of AMC. IBS has been dissolved since that time.

For the periods presented herein, AMC functioned with operations exclusively through a single operating subsidiary, ICS. On December 3, 1996, HCD became a subsidiary of AMC in an acquisition transaction accounted for as a purchase;
in this acquisition, the Company obtained specified assets comprising HCD's operations from Info Systems of North Carolina, Inc. As a result, the December 1996 and January 1997 results of operations of HCD are included herein. The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this filing.

   Year Ended January 31, 1997 Compared with Year Ended January 31, 1996

Total revenues increased by $81,829 or 3.4% to $2,494,563 for the year ended January 31, 1997 from $2,412,734 for the year ended January 31, 1996. These increases included revenue from HCD, totalling $354,250 for the period subsequent to the HCD acquisition made on December 3, 1996.

Maintenance and support revenues increased by $108,499 or 8.3% to $1,418,884 for the year ended January 31, 1997 from $1,310,385 for the year ended January 31, 1996. The maintenance and support revenues associated with the HCD operations totalled $209,328 for the period December 3, 1996 to January 31, 1997. Maintenance and support revenues within AMC decreased by $100,829 due to lower registration fees with the Desktop product, lower contract service revenue, decreased maintenance with the UNIX and DOS products, and natural attrition within the maintenance revenue streams.

The method by which EDI revenues and costs were recorded was changed from a gross amount to a net amount during the year ended January 31, 1996. As a result, EDI revenues decreased by $6,372, although the transaction volume increased in the comparative periods. EDI revenues are shown at a net amount of $355,999 for the year ended January 31, 1997 compared to $362,371 for the year ended January 31, 1996. The overall EDI transaction volume increased by 220,456 transactions, or 24.1% to 1,133,094 transactions for the year ended January 31, 1997 from 912,638 transactions for the year ended January 31, 1996.

Systems and software sales revenue decreased by $26,670 or 2.4% to $1,075,679 for the year ended January 31, 1997 from $1,102,349 for the year ended January 31, 1996. The HCD acquisition increased systems and software sales by $144,922 for the period December 3, 1996 to January 31, 1997. The overall decrease in systems and software sales was due to several factors. System sales for the UNIX product decreased by $107,139 and overall hardware sales decreased by $36,319. Other decreases totalled $28,134. The decreased sales also reflected the change in the sales and marketing focus from new customer sales towards a focus on recurring services, maintenance, and transaction revenue.

Cost of sales decreased by $41,641 or 8.0% to $474,201 for the year ended January 31, 1997 from $515,842 for the year ended January 31, 1996. As a percentage of revenue, cost of sales decreased to 19.0% for the year ended January 31, 1997 from 21.3% for the year ended January 31, 1996. The decrease in cost of sales as a percentage of total revenues reflects a change in product mix with the higher margins associated with transaction services.

Salaries and operating expenses increased by $453,602 or 16.9% to $2,469,249 for the year ended January 31, 1997 from $2,015,647 for the year ended January 31, 1996. This was due to increases in compensation expenses associated with additional personnel and other corporate overhead in opening a second office for purposes of implementing the acquisition strategy. The increase was also due to increased use of contract labor, as AMC identified specific tasks to be performed by outside contractors for training and installation services. In addition, compensation expenses totalling $110,000 were recognized in conjunction with the settlement of an option agreement with a previous director of the Company for services previously rendered.

As a result of the foregoing factors, AMC had a net loss from operations of $559,522 for the year ended January 31, 1997 as compared to a loss of $232,811 for the year ended January 31, 1996. Through application of the Company's net operating loss carry-forward, the Company recognized $891,000 in tax benefits, with a resulting net income of $254,094 for the year ended January 31, 1997, compared with a loss in the prior year of $180,196.

The recognition of the tax benefit associated with the NOL includes $671,000 representing a decrease in the deferred tax asset valuation allowance. This adjustment reflects management's assessment that the benefits to be derived from the pending Offering and Acquisitions and the resolution of the contingencies associated with previous failed acquisitions makes it more likely than not that the net operating loss will be utilized.

CLEARINGHOUSE AGREEMENTS

The Company currently has arrangements with several electronic claims clearinghouses. The primary clearinghouse agreement ("MDP Agreement") was entered into in August 1992 with MDP Corporation ("MDP"). International agreed to submit all of its eligible electronic claims exclusively to MDP for processing and pays $0.25 per claim processed.

The MDP Agreement will terminate upon the processing of 11,800,000 claims or discontinuance of electronic-claims related business activity by MDP. If the MDP agreement is terminated by other events, five shareholders of the Company agreed to pay on behalf of the Company a termination fee of $324,000 less the number of claims processed to date times five cents per claim plus an interest surcharge based on the prime rate. International has agreed to reimburse the shareholders for the termination fee.

At the time of execution of the MDP Agreement, the Company entered into a Share Disposition Agreement ("Share Agreement") with the sole shareholder of MDP ("MDP Shareholder"). The Share Agreement provides that upon the performance by the Company under the MDP Agreement, the MDP Shareholder will deliver to the Company 3,521,000 shares of its common stock for cancellation.

In November, 1996 the parties entered into a Termination Agreement ("Termination Agreement") pursuant to which the MDP Agreement and the Share Agreement were terminated on November 30, 1996. In consideration of the termination of those agreements, International agreed to pay MDP $263,000 of which $25,000 was paid on the execution of the agreement and the balance is due upon the consummation of the public offering by InfoCure Corporation. The Termination Agreement further provides that the MDP Shareholder shall assign the 3,521,405 shares of the Company's common stock prior to such public offering. If the public offering is not consummated on or before June 30, 1997, the Termination Agreement shall be null and void and the amounts paid shall be applied against amounts due pursuant to the MDP Agreement.

For the current fiscal year, the income recognized from this agreement totalled $24,735. The deferred revenue associated with this agreement at year-end was $233,791 and is included in the deferred revenue caption on the financial statements.

A second local clearinghouse has been used by International for several years, and processes a significant volume of claims with certain payers. In addition, ICS also has a clearinghouse agreement with a national claims processor which was entered into in January 1996. This agreement provides for additional financing for the Company, and a full, nation-wide claims processing operations, as well as potential utilization of several additional, marketable electronic service products.

LEASES

International leases certain office equipment under noncancellable operating leases with initial or remaining terms of one year or more. At January 31, 1997, the remaining amounts due under such leases totalled approximately $10,682. In August of 1994, International entered into a new office space lease which contained a free rent period thru November 1994, and reduced rents for a number of months. Total future minimum annual rental payments under the new lease are approximately $91,100 and $56,000 for fiscal 1998 and 1999, respectively. Rent expense for fiscal 1997 and 1996, which included lease payments for office space, was approximately $116,000 and $109,000, respectively.

In April, 1996 American Medcare leased a second office in Atlanta for purposes of accomodating the Company's growth plans. The rental on this leased space totalled approximately $28,217 for the fiscal year ended January 31, 1997.

As discussed elsewhere in this filing, the Company purchased the business of HCD in December, 1996 and agreed to pay for space used by employees of the seller in rendering services to HCD in accordance with the service agreement, through June 1997. After that time, the space provided will cost approximately $6,000 per month, depending upon space requirements.

PROPOSED ACQUISITION AGREEMENT

The Company has executed a definitive agreement to acquire a privately held practice management system vendor. The Company is expected to be acquired in the second quarter of the upcoming fiscal year. The acquisitions would be made only upon the effecting of a public offering by InfoCure Corporation. After the acquisition, the Company will merge into InfoCure Corporation. There is no assurance that the public offering will occur, or that the Company will complete the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended January 31, 1997, cash used for operating activities totalled $848,776, cash used for investing activities totalled $396,082, and cash provided by financing activities totalled $1,193,895. Cash used for investing activities included expenditures made for the acquisition of HCD, and certain expenses associated with the Offering. Cash provided by financing activities were generated from the issuance of common stock. As of January 31, 1997, AMC had an accumulated deficit of $3,250,786 and a working capital deficiency of $1,126,809.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 128, "Earnings Per Share" is effective for periods ending after December 15, 1997. This statement revises the manner in which earnings per share is calculated and requires the restatements, when first applied, of prior period earnings per share data. The Company does not expect the adoption of this pronouncement to have a material effect on the previously reported earnings per share data. A more detailed discription is contained within the footnotes to the financial statements.


ITEM 7:  FINANCIAL STATEMENTS - FOLLOWING PAGES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors of
American Medcare Corporation
Atlanta, Georgia

     We have audited the accompanying consolidated balance sheets of American Medcare Corporation and subsidiaries as of January 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medcare Corporation and subsidiaries at January 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

Atlanta, Georgia
April 15, 1997

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     JANUARY 31,
                                                              -------------------------
                                                                 1996          1997
                                                              -----------   -----------
ASSETS:

Current assets:
  Cash and cash equivalents.................................  $   249,698   $   198,735
  Accounts and notes receivable, net of allowance of $90,000
     and $35,000............................................      156,936       318,405
  Prepaid expenses and other current assets.................       32,620        62,364
                                                              -----------   -----------
          Total current assets..............................      439,254       579,504
Property and equipment, net.................................       54,372        94,157
Miscellaneous...............................................       73,315       100,389
Goodwill, net of accumulated amortization of $21,408........           --     2,015,309
Deferred acquisition costs..................................           --       521,871
Deferred tax asset..........................................           --       871,000
                                                              -----------   -----------
                                                              $   566,941   $ 4,182,230
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT):

Current liabilities:
  Accounts payable..........................................  $   374,824   $   483,730
  Accrued expenses..........................................      448,627       358,671
  Deferred revenue..........................................      481,224       814,383
  Current portion of long-term debt.........................      335,542        49,529
                                                              -----------   -----------
          Total current liabilities.........................    1,640,217     1,706,313
Long-term debt, less current portion........................      450,280       698,252
Note payable to stockholder.................................       94,500        94,500
Note payable -- other.......................................           --     1,511,533
                                                              -----------   -----------
          Total liabilities.................................    2,184,997     4,010,598
                                                              -----------   -----------
Commitments and contingencies
Stockholders' equity (capital deficit):
  Common stock..............................................       41,577        54,965
  Stock purchase warrant....................................      500,000        80,000
  Additional paid-in capital................................    1,445,247     3,452,453
  Deficit...................................................   (3,504,880)   (3,250,786)
  Treasury stock and accrued stock repurchase, at cost......     (100,000)     (165,000)
                                                              -----------   -----------
          Total stockholders' equity (capital deficit)......   (1,618,056)      171,632
                                                              -----------   -----------
                                                              $   566,941   $ 4,182,230
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED JANUARY 31,
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
Revenues:
  Maintenance and support...................................  $ 1,310,385    $ 1,418,884
  Systems and software sales................................    1,102,349      1,075,679
                                                              -----------    -----------
  Total revenues............................................    2,412,734      2,494,563
Cost of revenues............................................      515,842        474,201
                                                              -----------    -----------
Gross margin................................................    1,896,892      2,020,362
                                                              -----------    -----------
Operating expenses:
  Salaries and operating expenses...........................    2,015,647      2,469,249
  Depreciation and amortization.............................      114,056        110,635
                                                              -----------    -----------
  Total operating expenses..................................    2,129,703      2,579,884
                                                              -----------    -----------
Loss from operations........................................     (232,811)      (559,522)
Other income (expense):
  Interest expense..........................................      (68,609)       (82,900)
  Other income, net.........................................      121,224          5,516
                                                              -----------    -----------
Loss before taxes...........................................     (180,196)      (636,906)
Income tax (benefit)........................................           --       (891,000)
                                                              -----------    -----------
Net income (loss)...........................................  $  (180,196)   $   254,094
                                                              ===========    ===========
Net income (loss) per common share..........................  $     (0.00)   $      0.01
                                                              ===========    ===========
Weighted average common shares outstanding..................   41,387,381     43,185,916
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                     NUMBER OF SHARES          DOLLAR VALUE
                                   ---------------------    -------------------    ACCRUED      STOCK     ADDITIONAL
                                     COMMON     TREASURY    COMMON    TREASURY      STOCK      PURCHASE    PAID-IN
                                     STOCK       STOCK       STOCK      STOCK     REPURCHASE   WARRANT     CAPITAL       DEFICIT
                                   ----------   --------    -------   ---------   ----------   --------   ----------   -----------
Balance, at January 31, 1995.....  41,577,788         --    $41,577   $      --    $     --    $500,000   $1,415,249   $(3,324,684)
 Acquisition of treasury stock...          --   (228,489)        --    (100,000)         --          --           --            --
 Issuance of stock options.......          --         --         --          --          --          --       29,998            --
Net loss.........................          --         --         --          --          --          --           --      (180,196)
                                   ----------   --------    -------   ---------    --------    --------   ----------   -----------
Balance, at January 31, 1996.....  41,577,788   (228,489)    41,577    (100,000)         --     500,000    1,445,247    (3,504,880)
 Issuance of common stock........  13,387,440         --     13,388          --          --          --    1,417,206            --
 Cancellation of warrant.........          --         --         --          --          --    (500,000)     450,000            --
 Issuance of warrant.............          --         --         --          --          --      80,000           --            --
 Issuance of stock options.......          --         --         --          --          --          --       30,000            --
 Capital contribution............          --         --         --          --          --          --      110,000            --
 Pending repurchase of common
   stock.........................          --         --         --          --     (65,000)         --           --            --
 Net income......................          --         --         --          --          --          --           --       254,094
                                   ----------   --------    -------   ---------    --------    --------   ----------   -----------
Balance, at January 31, 1997.....  54,965,228   (228,489)   $54,965   $(100,000)   $(65,000)   $ 80,000   $3,452,453   $(3,250,786)
                                   ==========   ========    =======   =========    ========    ========   ==========   ===========


                                      TOTAL
                                   -----------
Balance, at January 31, 1995.....  $(1,367,858)
 Acquisition of treasury stock...     (100,000)
 Issuance of stock options.......       29,998
Net loss.........................     (180,196)
                                   -----------
Balance, at January 31, 1996.....   (1,618,056)
 Issuance of common stock........    1,430,594
 Cancellation of warrant.........      (50,000)
 Issuance of warrant.............       80,000
 Issuance of stock options.......       30,000
 Capital contribution............      110,000
 Pending repurchase of common
   stock.........................      (65,000)
 Net income......................      254,094
                                   -----------
Balance, at January 31, 1997.....  $   171,632
                                   ===========

          See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED JANUARY 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
Cash provided by (used in) operating activities:
  Net income (loss).........................................   $(180,196)  $  254,094
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     114,056      110,635
     Allowance for doubtful accounts........................      18,368      (55,086)
     Compensatory stock options.............................      29,998       30,000
     Option cancellation expense............................          --      110,000
     Income tax benefit.....................................          --     (891,000)
     Changes in current assets and liabilities, net of
      effects of acquisition:
       Accounts and notes receivable........................     107,540       47,975
       Prepaid expenses and other assets....................      (5,424)     (43,526)
       Accounts payable and accrued expenses................     (47,235)    (312,703)
       Deferred revenue.....................................     (21,692)     (99,165)
                                                               ---------   ----------
  Net cash provided by (used in) operating activities.......      15,415     (848,776)
                                                               ---------   ----------
Cash used in investing activities:
  Property and equipment expenditures.......................     (15,189)     (16,941)
  Cash paid for deferred acquisition costs..................          --     (196,680)
  Expenditures for software development costs...............          --      (32,461)
  Cash paid for acquisition of HCD..........................          --     (150,000)
  Proceeds from collection of notes and other receivables...       4,213           --
                                                               ---------   ----------
  Net cash used in investing activities.....................     (10,976)    (396,082)
                                                               ---------   ----------
Cash provided by financing activities:
  Proceeds from issuance of common stock....................          --    1,320,402
  Proceeds from note payable to stockholder.................      94,500           --
  Repayment of note payable to stockholder..................     (73,027)          --
  Proceeds from issuance of long-term debt..................     366,665           --
  Principal payments on long-term debt......................     (47,563)     (76,507)
  Repurchase of common stock................................    (100,000)          --
  Repurchase of common stock warrant........................          --      (50,000)
                                                               ---------   ----------
  Net cash provided by financing activities.................     240,575    1,193,895
                                                               ---------   ----------
Net increase (decrease) in cash and cash equivalents........     245,014      (50,963)
Cash and cash equivalents, beginning........................       4,684      249,698
                                                               ---------   ----------
Cash and cash equivalents, ending...........................   $ 249,698   $  198,735
                                                               =========   ==========

          See accompanying notes to consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND NATURE OF BUSINESS

     American Medcare Corporation (the "Company" or "AMC") was incorporated on January 11, 1983, and was originally formed to provide management services to professional corporations practicing family and emergency medicine.

     In May 1993, the Company merged with Newport Capital, Inc. ("Newport"), whose principal asset was its wholly-owned subsidiary, International Computer Solutions, Inc. ("ICS"). The Company, through its operating subsidiaries, develops, markets and supports health care data processing and claims transmission systems, including hardware and software packages, primarily for physician and dentist practice offices.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 3 for accounting for failed acquisitions.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

     The Company has recorded a deferred tax asset of $871,000 at January 31, 1997, reflecting the benefit of approximately $2.2 million in loss carryforwards, which expire in varying amounts between 2003 and 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near future if estimates of future taxable income during the carryforward period are reduced.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the related assets using both straight line and accelerated methods for financial reporting and accelerated methods for income tax purposes. Substantial betterments to property and equipment are capitalized and repairs and maintenance are expensed as incurred.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Certain costs incurred in the internal development of computer software and costs of purchased computer software, which is to be licensed, sold, or otherwise marketed, are capitalized and amortized on a straight-line basis over the expected useful life of the individual software products (generally two to three years). Development costs include detailed design, prototyping, coding, testing, documentation, production and quality assurance. Such costs are capitalized once the product's technological feasibility is established and are expensed after the product is available for general release. During the year ended January 31, 1997, the Company capitalized $32,461 of software development costs. Amortization of capitalized software development costs for the years ended January 31, 1996, and 1997, was $42,925 and $15,914, respectively.

     The Company's operational policy for the assessment and measurement of the continuing value of capitalized software is to evaluate the recoverability of the remaining life of its capitalized software and

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES determine whether the software should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment if undiscounted estimated future cash flows of the capitalized software is determined to be less than the carrying amount of capitalized software.

INTANGIBLE ASSETS

     Intangible assets have been recorded as the result of the acquisition of HCD and costs associated with potential acquisitions. Intangible assets consist of goodwill which is being amortized over 15 years and deferred acquisition costs which will be amortized upon completion of the Company's pending acquisitions (Note 2). Amortization of goodwill for the year ended January 31, 1997 was $21,408. The Company periodically evaluates the carrying amount of goodwill based on projected undiscounted cash flows of HCD.

REVENUE RECOGNITION

     Revenue is recognized, net of allowances for estimated returns, from the sale of computer hardware and computer software when the product is shipped and when training services, where applicable, are provided. Revenue from hardware maintenance and customer support contracts and claims processing services are recognized in the period in which the services are provided; amounts not yet earned are recorded as deferred revenue. Revenue from contract services for maintenance and support were approximately $805,000 and $747,000 for 1996 and 1997, respectively. Revenue from claims processing services totaled approximately $338,000 and $290,000 for 1996 and 1997, respectively.

INCOME TAXES

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each year.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for years beginning after December 15, 1995 and was adopted by the Company as of February 1, 1996. This statement requires that long-lived assets, including certain intangibles, held and used by the Company be reviewed for potential impairment. This new pronouncement did not have a material effect on the Company's financial statements when adopted.

     SFAS No. 123, "Accounting for Stock Based Compensation" is effective for years beginning after December 15, 1995 and was adopted by the Company as of February 1, 1996. This statement establishes financial accounting and reporting standards for stock based employee compensation plans. SFAS No. 123 permits, but does not require, a fair-value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share, as applicable in the notes to the consolidated financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

     SFAS No. 128, "Earnings Per Share" is effective for periods ending after December 15, 1997. This statement revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per share data. The Company does not expect the adoption of this pronouncement to have a material effect on the previously reported earnings per share data.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Accounts receivable arise from sale of healthcare practice management systems to the Company's customer base located throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the healthcare industry.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets approximate estimated fair value as of January 31, 1997 and 1996.

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  BUSINESS ACQUISITIONS

     In fiscal 1997, AMC initiated an acquisition program to strengthen its market position and leverage its customer base. AMC targeted similar and compatible companies in various locations throughout the United States and, as described below, completed one acquisition and entered into agreements for four others.

     In addition, AMC agreed to merger terms with InfoCure Corporation, ("InfoCure"), a newly-formed Delaware corporation, whereby AMC shareholders would receive approximately 3.5 million shares of InfoCure Common Stock in exchange for all outstanding shares of AMC common stock (approximately one InfoCure "Equivalent Share" for every 15 AMC shares). AMC, together with the targeted acquisitions described below, would be Founding Businesses of InfoCure contingent upon successful completion of InfoCure's public offering which was pending at the date of these financial statements.

     In December 1996, the Company acquired certain assets and assumed certain liabilities of the Health Care Division ("HCD") (formerly a division of Info Systems of North Carolina, Inc. ("ISI")). HCD is engaged in designing, programming, licensing, installing, and supporting hardware and software systems to the medical industry throughout the United States. HCD has long-term marketing rights to and ownership of licensed software in various industry segments. As consideration, the Company paid $150,000 and issued a $1.55 million note payable for an aggregate purchase price of $1.7 million. The acquisition is accounted for under the purchase method of accounting. HCD's results of operations from December 3, 1996, to January 31, 1997, are included in the accompanying financial statements.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

     The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition had occurred as of February 1, 1995. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of February 1, 1995, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the net assets acquired, reductions for personnel costs and other operating expenses not assumed as part of the acquisition, amortization of goodwill, interest expense, and income taxes.

                                                              YEAR ENDED JANUARY 31,
                                                             ------------------------
                                                              1996              1997
                                                             ------            ------
                                                             (000'S, EXCEPT PER SHARE
                                                                      DATA)
                                                                   (UNAUDITED)
Net sales..................................................  $8,051            $6,383
Net income.................................................     824               584
Earnings per share.........................................    0.02              0.01

     The fair values of the net assets acquired and liabilities assumed were as follows:

Accounts receivable.........................................  $   154,358
Property and equipment......................................       60,000
Goodwill....................................................    1,926,717
Other assets................................................        8,902
Deferred revenue............................................     (432,324)
Accounts payable............................................      (14,305)
Notes payable...............................................   (1,550,000)
Customer deposits...........................................       (3,348)
                                                              -----------
Cash used for acquisition...................................  $   150,000
                                                              ===========

     The Company or InfoCure has entered into Agreements to acquire the following companies:

NAME                                                        LOCATION
----                                                 -----------------------
Millard-Wayne, Inc. ...............................  Atlanta, Georgia
DR Software, Inc. .................................  Atlanta, Georgia
ROVAK, Inc.........................................  Lake Elmo, Minnesota
KComp Management Systems, Inc......................  Los Angeles, California

     Aggregate consideration for the foregoing acquisitions is approximately $9 million, including approximately $7 million cash and the balance in common stock. Closing of these acquisitions is contingent upon the successful completion of InfoCure's pending public offering.

     As of January 31, 1997, the Company had incurred approximately $631,000 in costs, principally professional fees, relating directly to its acquisition program. A portion of these costs were allocated to goodwill in connection with the HCD Acquisition. The remaining $521,000 will be allocated appropriately as the remaining acquisitions are completed.

3.  FAILED ACQUISITIONS

     On July 22, 1994, Integrated Computer Systems, Inc. ("Integrated") and Electronic Transmitting Solutions, Inc. ("Electronic"), two wholly-owned subsidiaries of the Company, filed voluntary petitions for Chapter 7 bankruptcy with the United States Bankruptcy Count -- Northern District of Georgia. The Company also filed suit against the sellers of Integrated and Electronic in 1996 in the United States Bankruptcy Court -- Northern District of Georgia. The suit called for rescission of the October 29, 1993 acquisitions along with the return of the stock issued to the sellers. In addition, the suit asks for damages for monetary amounts incurred by the Company as a result of problems related to the acquisitions.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

     The shares of common stock issued in connection with the acquisition of Integrated and Electronic are reflected as being outstanding in the accompanying consolidated balance sheets and statements of shareholders' equity (capital deficit). The Company has entered into an agreement with the sellers and the trustee in bankruptcy granting the Company the right to purchase these 1,926,470 shares (136,472 Equivalent Shares of InfoCure Common Stock) for $65,000. The purchase is contingent upon the approval of the settlement by the bankruptcy court. The pending repurchase has been reflected in the financial statements as accrued stock repurchase.

     The Company has also reached agreement with the trustee for settlement of all other matters associated with the bankruptcy of these former subsidiaries. Costs attributable thereto are not material.

4.  PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets consisted of the following:

                                                               1996      1997
                                                              -------   -------
Current deferred tax asset..................................  $    --   $25,000
Deposits....................................................      850    11,414
Prepaid expenses............................................   17,365     5,396
Other.......................................................   14,405    20,554
                                                              -------   -------
                                                              $32,620   $62,364
                                                              =======   =======

5.  PROPERTY, EQUIPMENT AND DEPRECIATION

     Major classifications of property and equipment consisted of the following:

                                                         ESTIMATED
                                                        USEFUL LIVES
                                                          (YEARS)        1996       1997
                                                        ------------   --------   --------
Computer equipment....................................      3-5        $331,436   $441,464
Furniture and fixtures................................      5-7         293,381    240,898
                                                            ---        --------   --------
                                                                        624,817    682,362
Less accumulated depreciation.........................                  570,445    588,205
                                                                       --------   --------
                                                                       $ 54,372   $ 94,157
                                                                       ========   ========

     Depreciation was $34,389 and $37,156 for the years ended January 31, 1996 and 1997, respectively.

6.  MISCELLANEOUS ASSETS

     Miscellaneous assets consisted of the following:

                                                               1996       1997
                                                              -------   --------
Deferred rent asset, net....................................  $52,547   $ 59,136
Capitalized software development costs, net.................   19,511     41,253
Long-term notes receivable..................................    1,257         --
                                                              -------   --------
                                                              $73,315   $100,389
                                                              =======   ========

     Capitalized software development costs are stated net of accumulated amortization of $656,505 and $657,115, at January 31, 1996 and 1997, respectively.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

7. ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                1996       1997
                                                              --------   --------
Taxes other than income.....................................  $ 57,995   $ 84,503
Compensation................................................   151,537     82,371
Interest....................................................     5,095     75,182
Accrued stock repurchase....................................        --     65,000
Professional fees...........................................    50,000     30,000
Customer costs..............................................    28,606      3,924
Expenses related to loss on failed acquisition..............   119,590         --
Other.......................................................    35,804     17,691
                                                              --------   --------
                                                              $448,627   $358,671
                                                              ========   ========

8. NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                1996       1997
                                                              --------   --------
Notes payable to banks......................................  $396,042   $366,932
Other.......................................................   389,780    380,849
                                                              --------   --------
                                                               785,822    747,781
Less current portion........................................   335,542     49,529
                                                              --------   --------
                                                              $450,280   $698,252
                                                              ========   ========

     During fiscal 1994, ICS refinanced its existing bank loans with a new note payable to a bank which is guaranteed by the Small Business Administration ("SBA"). This loan bears interest at a rate of 11.25% and is payable in monthly installments through May 2003. The loan is secured by substantially all of the assets of ICS, and certain other real estate owned by two stockholders. In addition, the loan is personally guaranteed by five of the Company's stockholders.

     In January 1996, the Company received a loan from a third party in the amount of $366,666 in the form of a promissory note payable bearing interest at a rate of 9.95%. In conjunction with this note the Company has entered into an agreement to exclusively promote the third party's claims processing services as a component of the Company's products. The note is to be repaid based on fees charged by the third party for claims submitted by the Company for processing. As of January 31, 1997, no material amount of such claims had been submitted. The note is payable together with accrued and unpaid interest at December 31, 1998 and is included in other long-term debt.

     Also included in other long-term debt are capital leases of $19,612 and $10,682 at January 31, 1996 and 1997, respectively.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

     As of January 31, 1997, future maturities of these obligations are as follows:

  YEAR                                                           AMOUNT
  ----                                                          --------
  1998........................................................  $ 49,529
  1999........................................................   419,637
  2000........................................................    52,344
  2001........................................................    58,691
  2002........................................................    65,808
  Thereafter..................................................   101,772
                                                                --------
                                                                $747,781
                                                                ========

     In April 1995, the Company borrowed $94,500 from a stockholder of the Company in exchange for a promissory note bearing interest at 12% payable in a balloon payment of principal and interest in April 1998.

     As partial consideration for the acquisition of HCD, the Company issued ISI a note payable in the original amount of $1.55 million. The original note balance was subsequently reduced for post-closing adjustments, and the balance is payable on June 2, 1998, or within 5 days of a successful public offering by the Company or its successor. The note bears interest of prime plus 2% (10.25% at January 31, 1997) and is collateralized by HCD's assets. The foregoing schedule of future maturities excludes this note and the note payable to stockholder described above.

9. OPERATING LEASES

     The Company leases certain office equipment under noncancellable operating leases with initial or remaining terms of one year or more. At January 31, 1997, the remaining amounts due under these leases totaled approximately $45,000 in the aggregate.

     The Company leases office space with future minimum annual rental payments of approximately $126,000 and $76,000 for 1998 and 1999, respectively. The Company issued an aggregate of 1,087,762 shares of common stock from 1995 to 1997 to the lessor as partial consideration for rent.

     Rent expense for 1996 and 1997, which included lease payments for office space, was approximately $101,000 and $140,000, respectively.

10.  COMMON STOCK

     The Company had 50,000,000 and 75,000,000 shares of common stock, par value $.001 per share, authorized at January 31, 1996 and 1997, respectively. Shares of common stock outstanding totaled 41,349,299 and 54,736,739 at January 31, 1996 and 1997, respectively.

     In 1996, the Company acquired 228,489 shares of treasury stock as payment for a note receivable from one of the Company's former salespersons in the amount of $100,000, which is the basis for the valuation of the treasury stock.

     As indicated in Note 3, the Company has accrued $65,000 for the anticipated repurchase of 1,926,470 shares issued to sellers of Integrated and Electronic, former subsidiaries. Completion of the repurchase is pending approval of the bankruptcy court.

11.  STOCK PURCHASE WARRANT AND OPTIONS

     On January 4, 1991, the Company issued to Moore Business Forms, Inc. ("Moore") a stock purchase warrant, exercisable through December 31, 2000, for 20% of ICS common stock, in full satisfaction of approximately $445,000 of amounts owed to Moore. In addition, Moore transferred ownership of the Medical Practice Manager, Dental Practice Manager and Oral Surgeon Practice Manager software and source code to

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

ICS. The warrant was assigned a value of $500,000 and the Company recorded approximately $55,000 as the value of the software and source code. Pursuant to terms of an agreement dated December 20, 1996, the Company repurchased the warrant for $50,000 and terminated all related obligations and liabilities.

     During fiscal 1995, the Company granted options to a director and an officer of the Company. The options enabled the holders to purchase up to 4,000,000 shares of common stock (3,000,000 shares for the director; 1,000,000 shares for the officer) at prices ranging from $0.01 to $1.00 per share. The options had exercise dates at various times through September 1999. In fiscal 1997, the officer exercised options to purchase 500,000 shares for $500. Also in fiscal 1997, the director resigned and certain shareholders transferred to the former director an aggregate of 1,000,000 shares of common stock from their personal holdings to retire the 3,000,000 options. The Company accounted for this transaction as a contribution to capital for $110,000, the estimated fair value of the shares involved, with a corresponding charge to operating expenses to recognize the cost of cancelling the options.

     During fiscal 1997, the Company granted 2,325,000 options to several employees and an officer of the Company. Each option enables the holders to purchase one share of common stock at prices ranging from $0.125 to $0.25. The exercise prices approximate fair market value of the common stock on the issuance dates. The options may be exercised at various times through November 15, 2004. Additionally, in conjunction with the pending acquisitions, the Company granted 1,865,500 warrants to a third party for assistance in securing potential acquisitions. Each warrant enables the holder to purchase one share of common stock at $0.0625, and the warrants are currently exercisable. The warrants' estimated fair value of $80,000 was accounted for as additional deferred acquisition costs.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method prescribed by SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                                1996         1997
                                                              ---------    --------
Net income (loss) -- as reported............................  $(180,196)   $254,094
Net income (loss) -- pro forma..............................   (180,196)     14,388
Net income (loss) per common share -- pro forma.............      (0.00)       0.00

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997: expected volatility of 0%; risk-free interest rate of 7.50%; and expected lives from five to eight years.

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

12.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                                1996       1997
                                                              --------   ---------
Current
  Federal...................................................  $     --   $      --
  State.....................................................        --       5,000
                                                              --------   ---------
          Total current.....................................        --       5,000
                                                              --------   ---------
Deferred
  Federal...................................................   (66,000)   (195,000)
  State.....................................................   (11,000)    (30,000)
                                                              --------   ---------
          Total deferred....................................   (77,000)   (225,000)
                                                              --------   ---------
Change in deferred tax
  Asset valuation allowance.................................    77,000    (671,000)
                                                              --------   ---------
          Net income tax expense (benefit)..................  $     --   $(891,000)
                                                              ========   =========

     Deferred taxes result from temporary differences between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The sources of the temporary differences and their effect on deferred tax assets and liabilities are as follows:

                                                                1996        1997
                                                              ---------   --------
Current:
  Deferred tax assets
     Allowance for doubtful accounts........................  $  34,000   $ 14,000
     Accrued expenses.......................................      8,000     11,000
                                                              ---------   --------
                                                                 42,000     25,000
                                                              ---------   --------
Noncurrent:
  Deferred tax assets (liabilities)
     Basis difference of capitalized software costs and
       other assets.........................................    (75,000)   (40,000)
     Net operating loss carryforwards.......................    704,000    911,000
                                                              ---------   --------
                                                                629,000    871,000
                                                              ---------   --------
Gross deferred tax assets...................................    671,000    896,000
Valuation allowance.........................................   (671,000)        --
                                                              ---------   --------
          Net deferred tax assets...........................  $      --   $896,000
                                                              =========   ========

     Reduction of the deferred tax asset valuation allowance reflects the anticipated impact of the Company's acquisition of HCD (Note 2) and the resolution of previous contingencies associated with failed acquisitions (Note
3). In the opinion of management, it is now "more likely than not" that the future tax benefits represented by the net operating loss carryforwards will be realized.

     Income taxes differed from amounts computed by applying the U.S. Federal income tax statutory rate to pretax income as a result of the following:

                                                                1996       1997
                                                              --------   ---------
Expected tax expense (benefit)..............................  $(61,000)  $(217,000)
Increase (decrease) in income taxes resulting from:
  State income taxes........................................    11,000      21,000
  Effect of graduated rates.................................   (17,000)    (14,000)
  Other, net................................................   (10,000)    (10,000)
     Change in deferred tax asset valuation allowance.......    77,000    (671,000)
                                                              --------   ---------
          Net income tax expense (benefit)..................  $     --   $(891,000)
                                                              ========   =========

                 AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES

     As of January 31, 1997, the Company and its subsidiaries have net operating loss carryforwards for Federal income tax purposes of approximately $2.2 million which expire at various dates from 2003 to 2011.

13.  CLAIM PROCESSING AGREEMENT

     ICS has an agreement with another company whereby ICS assisted in the establishment of an electronic claims processing clearinghouse and in the subsequent marketing of the clearinghouse by submitting electronic claims of ICS customers for processing through the clearinghouse. The other company is owned by a minority stockholder of the Company. ICS received a fee which included the cancellation of a $324,000 note payable to this minority stockholder, plus additional periodic payments totaling $100,000.

     As part of the agreement, ICS agreed to submit all its eligible electronic claims exclusively to the other company for processing and will pay $0.25 per claim processed. The agreement commenced September 1, 1992 and will terminate upon the processing of 11,800,000 claims, or certain other events (principally related to the transfer of ownership of ICS) or discontinuance of electronic claim-related business activities. If the agreement is terminated due to the other events, five shareholders of the Company shall pay a termination fee of $324,000 less the number of claims processed to date times $0.05 per claim, plus an annual interest surcharge of prime plus 3%. ICS has guaranteed the shareholders' obligation for the termination fee which totaled approximately $234,000 at January 31, 1997. The service center became functional in September of 1993 and processed approximately 431,000 and 495,000 claims from ICS customers in fiscal 1996 and 1997, respectively. As of January 31, 1996 and 1997, approximately $284,000 and $234,000, respectively, was included in deferred revenue related to this agreement.

     In November 1996, the Company entered into an agreement to terminate this agreement in consideration of a $25,000 payment and tender of the remaining outstanding balance to be paid upon the successful completion of a public offering of the Company or its successor.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest amounted to $55,338 and $42,626 for the years ended January 31, 1996 and 1997, respectively.

     In fiscal 1997, the Company issued common stock and a warrant with an aggregate fair value of $190,192 for services rendered to the Company.

     In fiscal 1997, the Company acquired certain assets and assumed certain liabilities of HCD for consideration of a $1,550,000 note and $150,000 cash (Note 2).

15.  SUBSEQUENT EVENTS

     In March 1997, the Company issued to third parties, through private placements, 800,000 shares of common stock for aggregate consideration of $280,000 in cash.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

The following table sets forth the directors of AMC who served in such capacity as of January 31, 1997 together with their respective ages as of April, 1997, and other offices held. Each present director will hold office until the next annual meeting of shareholders and until their successors have been elected and qualifies for office:

    Name                                              Age           From              To

    Frederick L. Fine                                 38            March, 1993       Present
    James K. Price                                    39            March, 1993       Present

EXECUTIVE OFFICERS

The following table sets forth the Executive Officers, and ages as of April 1997 of American Medcare who served in such capacity as of January 31, 1997:

    Name                  Office Held                 Age           From              To

    Frederick L. Fine     Executive Vice President    38            March, 1993       November, 1995
                          Chairman                                  October 31, 1996  Present
                          President, CEO                            November, 1995    Present

    James K. Price        Vice President, Secretary   39            March, 1993       November, 1995
                          Executive Vice President                  November, 1995    Present

    Michael Warren        Vice President, CFO         43            November, 1995    Present
                          and Treasurer

    Robert L. Fine        President                   63            March, 1993       November, 1995
                          Chairman                                  November, 1995    October 31, 1996

    R. Ernest Chastain    Vice President, Sales       47            November, 1996    Present


Frederick L. Fine joined AMC in May 1993 at which date Newport was merged into AMC. Mr. Fine was a co-founder of International and has been a director of International and AMC, and an officer and director of Newport. He has 15 years experience in sales and marketing in the computer healthcare industry and has been Vice President of sales and marketing for seven years and President for the last three years of International. Prior to co-founding International, Mr. Fine was with Moore Business Systems, Inc. and MCS of Atlanta, Georgia. He holds a BA in Economics from the University of Georgia.

James K. Price joined American Medcare Vice President and Secretary on March 18, 1993, at which time he was elected to the Board of Directors. He served as Vice President and Secretary of Newport from May 1991 to May 25, 1993, at which date Newport was merged into AMC. Mr. Price was a co-founder of International, and has been a director of International and AMC since January 1995 and continues to serve in that capacity. He was President of International from September 1987 to May 1988. During his affiliation with International, Mr. Price was also a director and officer of Newport. Prior to co-founding

International, Mr. Price was with Executive Business Systems, Moore Business Systems, Inc. and Lanier Co. of Atlanta. He holds a BA degree in Marketing from the University of Georgia.

Michael Warren joined International and American Medcare in September, 1994, serving as Vice President of Operations, and then as Chief Financial Officer. Prior to joining AMC, he directed the development of managed care software products and operations at Millennium HealthCare. Prior to Millennium, he was the director of Arthur Andersen's Computer Risk Management Practice in the Southeast,. Prior to that date, he was Manager of Systems Auditing for NationsBank, and was an auditor with Coopers & Lybrand. Michael holds a Masters in Business Information Systems from Georgia State University, and a BA in Accounting from the University of Georgia. He is a member of the AICPA, and the Georgia Society of CPAs.

Robert L. Fine joined American Medcare as President and CEO on March 18, 1993, at which time he was elected to the Board of Directors. He was President of Newport from May 1991 to May 25, 1993 at which date Newport was merged into AMC. Mr. Fine was a director of International since January 1985 until October 1996. He was President of International from February 1989 to June 1992. Prior to that he had been President of a telephone service company and has been in the private practice of law from 1962 to 1988. He is a graduate of Georgia Tech and Emory University School of Law. In October of 1996, Mr. Fine resigned as Chairman and director.

R. Ernest Chastain joined AMC in November 1996. From 1994 until his employment by AMC, he servedas vice president of sales for Quality Systems, Inc., a health care practice management company. From 1993 to 1994, Mr. Chastain served as vice president of sales for ELCOMP, Inc., a health care practice management company. From 1983 to 1986, Mr. Chastain served as regional vice president for Contel Business Systems, Inc., a supplier of practice management systems, which was acquired in 1986 by Versyss, Inc., another practice management systems supplier. From 1986 to 1992, Mr. Chastain served as vice president of sales management for Versyss, Inc. Mr. Chastain holds a B.A. in Marketing from the University of Georgia.


FAMILY RELATIONSHIPS

Robert L. Fine is the father of Frederick L. Fine.   W. K. Price, a former
director of AMC is the father of James K. Price. No other family relationships have existed between any of the directors and officers of the company.

ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth the amounts paid to the Executive Officers of American Medcare.

SUMMARY COMPENSATION TABLE

         Fiscal Year                                                Cash             Other
         Ended                                                      Compensation     Compensation
         January 31, 1996         All executive officers (4)        $201,903

         January 31, 1997         Frederick L. Fine                 $97,750          $19,250
                                  James K. Price                    $97,750          $19,250
                                  All executive officers (4)        $301,249         $55,000

         The Other Compensation expense relates to director services previously rendered.


DIRECTORS REMUNERATION

The directors of AMC are not compensated for their services.

OPTIONS, WARRANTS OR RIGHTS

AMC's subsidiary, International issued in January 1991 a warrant to Moore Business Systems, Inc. to purchase up to twenty percent of International. International repurchased these warrants from Moore Business Systems, Inc. on January 23, 1997 for $50,000, terminating all rights of Moore to purchase any interest in International.

On September 1, 1994, the Company granted options to Rod Scogin, then an AMC director, in the amount of 1,000,000 shares exerciseable at 31 cents per share; 1,000,000 shares exerciseable at 62.5 cents per share; and 1,000,000 shares at
1.00 per share. All options were to expire 5 years from September 1, 1994. In addition to these options, and in a separate agreement, five shareholders provided Mr. Scogin with options for 200,000 shares each, totalling 1,000,000 shares of stock, at an exercise price of 1 cent per share.

By mutual agreement, Mr. Scogin terminated all existing options, and settled certain other outstanding matters with the Company, and with the five shareholders in return for the issuance of 162,762 shares to him by the Company, and the issuance of 1,000,000 shares to him by the five shareholders. The settlement agreement resulted in compensation expense relating to the services provided to the Company by the former director during 1994 and 1995. The shares provided by the five shareholders constituted a contribution of capital by these shareholders to the Company to be used as compensation to Mr. Scogin for services previously rendered to the Company.

On September 1, 1994, two options were also granted to Michael Warren, an AMC officer and director. The first option was exercised during 1996, and resulted in 500,000 shares at $.001 cents per share, subject to the provision of SEC Rule 144. Under the additional option provisions, Mr. Warren may exercise a purchase option for a total of 500,000 additional shares at 10 cents per share, all subject to Rule 144, at any time within (5) years from September 25, 1994.


The Company established an employee stock option plan during fiscal 1997. During the year, five key management personnel were granted 7 year stock options with specified 4 year vesting periods, exercise and expiration dates, and exercise prices.

During fiscal 1997, a stock warrant was issued to Compass Partners, LLC for services rendered and to be rendered by Compass and Richard Perlman. The warrant provides Compass with the right to purchase 1,865,500 shares of stock at the closing price of American's stock price on June 12, 1996 of 6.25 cents per share.

During the year International acquired a previously outstanding warrant held by Moore Business Systems, Inc. The requisition of the outstanding warrant resulted in a $450,000 increase to Additional Paid In Capital, and a reduction of $500,000 in the stock purchase warrant.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information at fiscal year ended, January 31, 1997 with respect to persons known by AMC to be the beneficial owners of more than five percent of the common stock of AMC, $.001 par value, and the ownership of the common stock by the directors of AMC and all executive officers and directors of AMC as a group.

                                           Amount and Nature        Percentage Of
Name of Beneficial Owner                   of Ownership             Class
-------------------------------------------------------------------------------------
Norsons International,LLC                     9,118,792            16.4
1411 Rouse Lane, Suite 201
Roswell, GA 30076

Frederick L. Fine                             6,862,787            12.4
2970 Clairmont Road                           Direct
Atlanta, GA 30329

James K. Price                                6,882,787            12.4
2970 Clairmont Road                           Direct
Atlanta, GA 30329

Robert L. Fine                                4,043,653             7.4
2970 Clairmont Road                           Direct
Atlanta, GA 30336

Jonathan Oscher                               4,021,405             7.2
156 Morning Drive                             Direct
Cartersville, GA 30120

William A. Baker                              3,586,134             6.4
4470 Chamblee-Dunwoody Rd.                    Direct
Atlanta, GA 30336

W. K. Price                                   3,406,793             6.1
3987 Land-O-Lake Drive                        Direct
Atlanta, GA 30342

Allied Associates Investment Corp. (a)        1,142,444             2.1
                                              Direct



Michael Warren                                1,225,524             2.1
2970 Clairmont Road                           Direct
Atlanta, GA 30336

Executive Directors  Officers as a group (4)  14,971,098           26.9


 (a)     Robert L. Fine, a former director of AMC owns controlling interest.

Except as otherwise indicated, the persons named above in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 55,536,739 shares outstanding as of April 18, 1996.


CHANGES IN CONTROL

Registrant is not aware of any arrangements which may at a subsequent date result in a change in control of Registrant other than as set forth herein.

MANAGEMENT INDEBTEDNESS

Frederick L. Fine and James K. Price, both officers of AMC, are indebted to AMC's subsidiary, International, in the amount of $10,000 and $5,000 each, respectively.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMC entered into a net lease for approximately 8,500 square feet of office space from Centre Pointe Partners. International continues to occupy its leased premises under the lease which began September 1, 1994, for a period of four years. See Item 6, Leases for additional details regarding the lease. Mr. Rod Scogin, a partner in Centre Pointe Partners, was a former director of American Medcare.


ITEM 13:         EXHIBITS AND REPORTS ON 8-K

EXHIBITS

2.1 Plan and Agreement of Merger dated March __, 1997 between InfoCure Corporation and the Company. Exhibit 2.1 of the Company's Registration Statement No. 333-18923. Included herein by reference.

10.1 Stock Purchase Agreement among the Company and the Shareholders of Millard Wayne, Inc. dated February 11, 1997. Exhibit 10.4 of the Company's Registration Statement No. 333-18923. Included herein by reference.

10.2 Asset Purchase Agreement between the Company and Info Systems of North Carolina, Inc. dated December 3, 1996. Exhibit 10.8 of the Company's Registration Statement No. 333-18923. Included herein by reference.

10.3 Employment Agreement between the Company and R. Ernest Chastain Dated December 3, 1991. Exhibit 10.14 of the Company's Registration Statement No. 333-18923. Included herein by reference.

10.4 Employment Agreement between the Company and Michael E. Warren dated September 23, 1994. Exhibit 10.15 of the Company's Registration Statement No. 333-18923. Included herein by reference.

10.5 Form of Employment Agreement to be entered into between the Company and M. Wayne George Exhibit 10.17 of the Company's Registration Statement No. 333-18923. Included herein by referecnce.

10.6 Company's 1996 Stock Option Agreement, Exhibit 10.19 of the Company's Registration Statement No. 333-18923. Included herein by reference.

10.7 Form of Incentive Stock Option Agreement of Company. Exhibit 10.20 of the Company's Registration Statement No. 333-18923. Included herein by reference.

21.1     Subsidiaries of Company

27.1     Financial Data Schedule


FINANCIAL STATEMENTS

The financial statements filed as a part of the report are as follows:

-         Report of Independent Certified Public Accountants

-         Consolidated Balance Sheets as of January 31, 1997 and 1996

- Consolidated Statements of Operations for the years ended January 31, 1997 and 1996

- Consolidated Statements of Shareholders' Equity (Capital Deficit) for the years ended January 31, 1997 and 1996

- Consolidated Statements of Cash Flows for the years ended January 31, 1997 and 1996

-         Footnotes to the Consolidated Financial Statements

REPORTS ON FORM 8-K:

  Date                              Description
  -----------                       ----------------------------------------

  December 12, 1996                 Acquisition of Health Care Division of
                                    Info Systems of North Carolina.

  January 2, 1997                   Merger Agreement with and into
                                    InfoCure Corporation subject to
                                    completion of InfoCure's IPO.

  April 3, 1997                     Postponement of Proposed Merger with
                                    InfoCure

                                    Corporation, due to postponement of the IPO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, whereunto duly authorized.

                                  AMERICAN MEDCARE CORPORATION


                                  By  /s/ Frederick L. Fine
                                     -------------------------
                                  Frederick L. Fine
                                  Chairman, President & CEO   Dated: May 6, 1997


/s/ Frederick L. Fine
----------------------------------
Frederick L. Fine                                  May 6, 1997
President/Director
Chief Operating Officer


/s/ James K. Price
----------------------------------
James K. Price                                     May 6, 1997
Executive Vice President, Director



/s/ Michael Warren
----------------------------------
Michael Warren                                     May 6, 1997
Chief Financial Officer