Form 10QSB
period 1997-04-30
AMERICAN MEDCARE CORP
filed 1997-06-23
CIK 716384

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

         (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997
                        COMMISSION FILE NUMBER 2-82208-A

                                   ----------

                          AMERICAN MEDCARE CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

             Delaware                                 59-2248411
State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

2970 Clairmont Road, Suite 950, Atlanta Georgia          30329
  (Address of principal executive offices)             (Zip Code)


                                  404/633-0046
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.YES X       NO
                    ------     -----

                    55,536,739 shares, $.001 par value as of
            June 12, 1997 (Indicate the number of shares outstanding
                  of each of the registrant's classes of common
                    stock, as of the latest practicable date)

                          AMERICAN MEDCARE CORPORATION
                                   FORM 10-QSB
                          QUARTER ENDED APRIL 30, 1997

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        Number
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets                                                    3
                  April 30, 1997 (unaudited) and January 31, 1997

         Consolidated Statements of Operation (unaudited)                               4
                  Three months ended April 30, 1997 and 1996

         Consolidated Statements of Cash Flows (unaudited)                              5
                  Three months ended April 30, 1997 and 1996

         Notes to Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and                6
                  Results of Operations


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              8

Item 2.  Changes in Securities                                                          9

Item 3.  Default Upon Senior Securities                                                 9

Item 4.  Submission of Matters to a Vote of Security Holders                            9

Item 5.  Other Information                                                              9

Item 6.  Exhibits and Reports on Form 8-K                                               9

         Signatures                                                                     10


                  AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (unaudited)
                                                                                     April 30       January 31
                                                                                       1997            1997
                                                                               -----------------------------------
                               ASSETS

    Current Assets:
     Cash                                                                      $     232,361      $  198,735
     Accounts and notes receivable, net of allowance of
       $24,050 and $35,000                                                            293,419        318,405
     Prepaid expenses and other current assets                                         75,120         62,364
                                                                               -----------------------------
    Total current assets                                                              600,900        579,504
                                                                               -----------------------------
     Property and equipment, net                                                       81,310         94,157
     Miscellaneous                                                                    101,283        100,389
     Goodwill, net of accumulated amortization
     of $53,508 and $21,408                                                         1,983,209      2,015,309
     Deferred acquisition costs                                                       946,425        521,871
     Deferred tax asset                                                               903,000        871,000
                                                                               -----------------------------
    Total assets                                                               $    4,616,127    $ 4,182,230
                                                                               ==============    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                    April 30        January 31
                                                                                       1997            1997
                                                                                --------------     -----------
    Current liabilities:
     Accounts payable                                                             $   625,666    $   483,730
     Accrued expenses                                                                 462,958        358,671
     Deferred revenue                                                                 802,691        814,383
     Current portion of long-term debt                                                 50,029         49,529
                                                                                  --------------------------
    Total current liabilities                                                       1,941,344      1,706,313
                                                                                  --------------------------

    Long-term debt, less current portion                                              683,914        698,252
    Note payable to stockholder                                                        94,500         94,500
    Note payable  -- other                                                          1,511,533      1,511,533
    Shareholders' equity
     Common Stock, $.001 par value- authorized
       75,000,000 shares;  55,536,739 and
       55,736,739, respectively, issued and outstanding                                55,765         54,965
     Treasury Stock and accrued stock repurchase, at cost                            (165,000)      (165,000)
     Stock purchase warrant                                                            80,000         80,000
     Additional paid-in capital                                                     3,739,153      3,452,453
     Accumulated deficit                                                           (3,325,082)    (3,250,786)
                                                                                  --------------------------
    Total shareholders' equity (deficit)                                              384,836        171,632
                                                                                  --------------------------
    Total liabilities and shareholders' equity (deficit)                          $ 4,616,127    $ 4,182,230
                                                                                  ===========    ===========


         See accompanying notes to consolidated financial statements.

                AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                                                      Three Months Ended
                                                                           April 30
                                                           ---------------------------------------
                                                               1997                         1996
                                                               ----                         ----
Revenue                                                    $  1,489,957              $     599,007
Cost of sales                                                   673,274                    122,361
                                                           ---------------------------------------
Gross margin                                                    816,683                    476,646

Expenses:
   Salaries and operating expenses                              804,499                    470,928
   Depreciation and amortization                                 61,022                     16,786
                                                           ---------------------------------------
                                                                865,520                    487,714
                                                           ---------------------------------------
Loss from operations                                            (48,837)                   (11,068)

Interest expense                                                (60,820)                   (19,175)

Other income, net                                                 3,361                        671
                                                           ---------------------------------------
Income (loss) before income taxes                              (106,296)                   (29,572)

Provision for income taxes (benefit)                            (32,000)                         0

Provision for income taxes                                            0                          0
                                                           ---------------------------------------
Income (loss)                                              $    (74,296)             $     (29,572)
                                                           ============              =============

Earnings (loss) per share:

   Primary                                                 $       0.00              $        0.00
                                                           ============              =============

Weighted average number of shares                            56,213,482                 41,349,299
                                                           ============              =============



   See accompanying notes to consolidated financial statements.

                AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)


                                                                                         Three Months Ended
                                                                                               April 30
                                                                                         1997           1996
                                                                                      -------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
   Net loss                                                                           $ (74,296)     $ (29,572)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Depreciation and amortization                                                   61,022         16,786
         Allowance for doubtful accounts                                                (11,000)       (51,000)
         Compensatory stock options                                                       7,500          7,500
         Income tax benefit                                                             (32,000)            --
         Changes in operating assets and liabilities:
           Accounts and notes receivable                                                 35,986         (5,217)
           Prepaid expenses and other current assets                                    (20,718)         1,721
           Accounts payable and accrued expenses                                       (113,777)       (65,520)
           Deferred revenue                                                             (11,692)       (27,117)
                                                                                      ------------------------
                                                                                       (158,975)      (152,419)
                                                                                      ------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
       Property and equipment expenditures                                                              (3,622)
       Cash paid for deferred acquisition costs                                         (64,554)
       Expenditures for software development costs                                       (9,007)        (7,073)
                                                                                      ------------------------
                                                                                        (73,561)       (10,695)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                           280,000              0
       Principal payments on long term debt                                             (13,838)       (11,571)
                                                                                      ------------------------
                                                                                        266,162        (11,571)
                                                                                      ------------------------
Net increase (decrease) in cash                                                          33,626       (174,685)

Beginning, cash and cash equivalents                                                    198,735        249,698

Ending, cash and cash equivalents                                                     $ 232,361      $  75,013
                                                                                      =========      =========


   See accompanying notes to consolidated financial statements.

                  AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30,1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the 10-KSB filed by American Medcare Corporation (AMC) for the year ended January 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

For the periods shown herein, AMC functioned with operations in a single operating subsidiary, International Computer Solutions (ICS) in the prior period, and with the combined operations of ICS and the Health Care Division
(HCD) in the current period. The Company purchased HCD in December 1996 in an acquisition transaction accounted for as a purchase. The following discussion and analysis should be read in conjunction with the accompanying financial statements.

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

Overall revenues increased by $890,950, or 149%, to $1,489,957 for the three months ended April 30, 1997 from $599,007 for the three months ended April 30, 1996. This increase was primarily due to the purchase of the HCD customer base, maintenance and revenue streams, which contributed revenues of $1,058,153.

System and software sales revenue increased by $599,382 or 285%, to $809,429 for the three months ended April 30, 1997 from $210,047 for the three months ended April 30, 1996. This change was due to $712,176 in HCD sales revenue, and a decrease in ICS sales revenues of $110,000 resulting from a shift in marketing and sales focus from new customer sales towards maintenance and electronic transaction services.

Software maintenance and electronic services revenue increased by $291,568, or 75%, to $680,528 for the three months ended April 30, 1997 from $388,960 for the three months ended April 30, 1996. This increase was primarily due to an additional $345,977 of sales revenue from the acquisition of the HCD customer and maintenance base.

The gross margin for the current quarter increased by $340,037, or 71%, to $816,683 for the three months ended April 30, 1997 from $476,646 for the three months ended April 30, 1996. This was due primarily to the purchase of HCD, which contributed $430,324.

Operating expenses increased by $377,806, or 77%, to $865,520 for the three months ended April 30, 1997 from $487,714 for the three months ended April 30, 1996. This increase was due to operating expenses totaling $200,217 associated with the HCD purchase, and the additional personnel and overhead associated with opening the second office for purposes of implementing AMC's acquisition strategy.

                  AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (UNAUDITED)

Depreciation and amortization increased by $44,236, or 264%, to $61,022 for the three months ended April 30, 1997 from $16,786 for the three months ended April 30, 1996. This increase was primarily due to the additional goodwill and depreciation expenses associated with the HCD acquisition.

The loss from operations increased by $37,769 to $48,837 for the three months ended April 30, 1997 from a loss of $11,068 for the three months ended April 30, 1996. This loss was due to increased compensation expenses and additional operating expenses associated with AMC's acquisition strategy.

LIQUIDITY AND CAPITAL RESOURCES

Overall AMC had a net loss of $74,296 for the three months ended April 30, 1997, compared with a loss of $29,572 for the three months ended April 30, 1996.

Cash used in operations was $158,975 for the three months ended April 30, 1997, due primarily to decreased accounts receivable, increased payables, and decreased deferred claims revenue. Cash used for investing activities totaled $73,561; this cash was used primarily for expenses associated with the planned public offering.

Cash provided by financing activities during the three months ended April 30, 1997 was $266,162, which came primarily from the sale of common stock during the quarter.

                  AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (UNAUDITED)

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the 10-KSB for the year ending January 31, 1997, the suit filed in January 1995 by James H. Potter v. American Medcare Corporation was dismissed by the Trial Court in July, 1996 with prejudice. Potter appealed to the Court of Appeals of the State of Georgia, which in March, 1997 upheld the dismissal by the Trial Court with prejudice, terminating Potter's claims against the Company. The Company's counter-claim against Potter is still pending.

As reported in the Company's 10-KSB for the year ending January 31, 1997, the Company, its officers and directors and certain other individuals settled the claims of the Trustee in bankruptcy for Integrated Computer Systems, Inc. (Integrated) and Electronic Transmitting Solutions, Inc. (Electronic). The Company filed suit against the previous owners of Integrated and Electronic in October 1996. The two former owners of Integrated and Electronic, the Trustee in bankruptcy of Integrated and Electronic and the Company have entered into a settlement agreement in which the two former owners of the shares of Integrated and Electronic who were paid 963,235 shares each (totaling 1,926,470) have subsequently returned the shares to the Company pursuant to the settlement and subject to any interest of the Trustee. The Bankruptcy Court has approved the settlement and signed an order allowing implementation of the settlement. The Company has agreed to pay the sum of $50,000 to the Trustee to settle all claims or interest that the Trustee may have in said shares. In addition the Company settled for $20,000 the claim of the Trustee alleging preference payments to have been made by Integrated and Electronics to the Company or ICS.

As previously reported, AMC and its subsidiary, ICS are defendants in a law suit filed in Berkeley County, North Carolina in November 1994 by a former customer of Integrated seeking to "pierce the corporate veil", unspecified damages and class action status. AMC and ICS continue to vigorously defend the suit which management believes has no merit. The case is presently in the discovery phase.

In the opinion of management, none of the above litigation will have a material or adverse effect on AMC.

                  AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (UNAUDITED)

ITEM 2.  CHANGES IN SECURITIES - NOT APPLICABLE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

The Company continues to consider acquisitions and has had discussions with companies marketing software for use in medical or dental practice management fields. As of April 30, 1997 the Company has executed a definitive agreement to purchase a privately-held practice management system vendor. In addition the Company has agreed to merge with InfoCure Corporation, a newly formed corporation, which intends to acquire three other privately held practice management system vendors simultaneously upon the merger and a public offering to raise the funds necessary to consummate the acquisitions. There can be no assurance that InfoCure Corporation will be able to obtain the required financing to purchase these businesses or that the terms of such agreements will not be modified hereafter.

In June, 1996 the Company contracted with an investment banking financial advisor to assist in the financial analysis of the target companies, and development of a consolidation business plan. The advisors are also assisting the Company in identifying finance alternatives and finance sources. The Company has agreed to pay the advisor a fee based upon the amount of funds raised. In addition, the Company has entered into an agreement with an investor to provide partial, interim financing of the intended acquisitions contingent upon obtaining long term financing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K:


a)    Exhibits:

EX-27             Financial Data Schedule (for SEC use only).

b)    Reports on Form 8-K:

Date              Description
-------------------------------------------------------------------------------
April 4, 1997     Item 5 - Announcement of postponement of proposed merger with
                  InfoCure Corporation

May 12, 1997      Notice of intent to proceed with the Proposed Merger with
                  Infocure

                  AMERICAN MEDCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (UNAUDITED)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, there unto duly authorized.

                          AMERICAN MEDCARE CORPORATION
                                  (REGISTRANT)




June 16, 1997              BY:/s/ Frederick L. Fine
                              ------------------------------
                           Frederick L. Fine
                           Chairman, President and CEO

                           BY:/s/ Michael Warren
                              ------------------------------
                           Michael Warren
                           Chief Financial Officer, Director